Form 10-K
period 2013-12-31
DMC Beverage Corp.
filed 2014-04-15
CIK 1580426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-190831

DMC BEVERAGE CORP.

(Exact name of registrant in its charter)

Delaware	01-0638346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

19563 East Mainstreet, Suite 206-i, Parker, CO 80138

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (888) 645-8423

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [  ] No[x]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2014 was 13,642,391 shares of its $0.0001 par value common stock.

No documents are incorporated into the text by reference.

DMC Beverage Corp.

Form 10-K

For the Fiscal Year Ended December 31, 2013

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The registrant's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the registrant. Although the registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

The forward-looking statements included in this Form 10-K and referred to elsewhere are related to future events or our strategies or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology.  All forward-looking statements included in this Form 10-K are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements.  Our actual results could differ materially from the forward-looking statements.  Important factors that could cause actual results to differ materially from expectations reflected in our forward-looking statements include those described in Item 1A, "Risk Factors."

PART I

Item 1.

Business

Company History

GBX Companies, Inc. was incorporated on March 1, 2005 in the state of Georgia. Destiny Media Corp. (“Destiny”) was incorporated in the state of Delaware on November 1, 2002.

On July 1, 2012, GBX and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date. As a result of the Merger Agreement, former shareholders of GBX owned 86% of the Company and our principal business became the business of GBX, namely the manufacture, distribution and sale of the CoolJuice line of beverage products. After the merger, the Company changed its name to DMC Beverage Corp (“the Company” or “DMC”), to reflect the Company’s focus on juice.

Our Business

CoolJuice is an all-natural, healthy, vitamin and calcium enhanced, 100% fruit juice targeting kids under 16, their gatekeepers, and young adults.  The demand for healthy beverage products for children and families will be filled through our efforts and distribution of the CoolJuice products. CoolJuice has created a substitute for the mass distributed lessor quality juice and beverage products available on grocery shelves today, both refrigerated and shelf stable.

CoolJuice is an all-natural, gluten-free, vitamin and calcium fortified 100% juice blend family with zero artificial ingredients, sweeteners or preservatives sold in both the chilled juice / dairy case and the ambient juice aisle

•

All-natural, gluten-free

•

100% fruit juice blends

•

Vitamins A, C & D, calcium and iron

•

2 servings of fruit in every 8oz glass

•

Exceeds national nutrition standards

•

No high fructose corn syrup

•

No preservatives

•

No added sugars or sweeteners

•

No artificial colors

•

No artificial flavors

Recent federal studies indicate for the first time in history, young people have a lower life expectancy than their parents, primarily due to unhealthy diets and sedentary lifestyles. Many of today's popular beverage drinks, with added sugar, have been linked to childhood obesity and juvenile diabetes, consequently causing a national focus on healthier beverage alternatives.

The market for juice products in the U.S. is a multi-billion dollar industry and continues to be a high-growth product category, especially for all natural products like CoolJuice. The U.S. market for children’s food and drink has grown in value by 50 percent from $16.4B in 2007 to $26.8B in 2010 according to a new report from New Nutrition Business. While the World market for juice products is growing negligibly to $60B, the $1 billion US Food, Drug & Mass natural juices market continues to grow 7% p.a. as nutritional awareness increases.

Launched broadly by the GBX management team, CoolJuice was distributed to retail grocery stores in Q4 2010, with very strong grocery buyer acceptance nationally, whereby they served over 4,500+ retail stores and having over 17,500 loyal CoolJuice followers on Facebook. GBX had historical sales of $527,000 in 2010 and approximately $1.9 million in 2011; a 345% increase in sales over year one; and had its first $350,000 revenue month occurring in November 2011. By year end 2011, GBX was growing a rapid rate of growth that required large amounts of capital; however, GBX management in Q1 2012 subsequently failed to secure the necessary funding to sustain that growth rate throughout the year 2012.

Products

CoolJuice is an all-natural, gluten-free, vitamin and calcium fortified, 100% juice blend family with zero artificial ingredients, sweeteners or preservatives sold in both the chilled juice / dairy case and the ambient juice aisle.

To date the children’s juice business has thrived in the shelf stable juice aisle. Refrigerated juices are considered to be superior (in taste and nutrition) to non-refrigerated juices because they require fewer preservatives and are treated more delicately in the production process. This does, however, reduce shelf life and add storage and distribution costs.

The product range currently consists of the following four flavors:

1.

Fruit Punch – THE PINK ONE – A blend of pineapple, orange and apple flavors.

2.

Mango Groove – THE ORANGE ONE – A balance of mango and orange.

3.

Tropical Blue – THE BLUE ONE – A blend of pineapple, sweet lime, elderberry and guava, this anti-oxidant rich blueberry juice is the new (and more affordable) pomegranate juice.

4.

Tropical Rhythms – THE GREEN ONE - A blend of passion fruit, guava, sweet lime and papaya.

These four flavors were historically available in the following three sizes:

•

64-ounce carton

•

6-ounce carton

•

8-ounce shrink-wrapped, HDPE bottle

Future Products

CoolJuice intends to launch additional flavors and products as it grows. For example, coconut water is a recent phenomenon. There are three key product areas targeted for future creation and growth designed to help ensure long-term growth:

•

Additional juice blend flavors: Two to four additional juice blend flavors to add to the existing four flavor blends

•

Single-serve packaging: For convenience store sector & bottled water additives

•

Energy beverage: A 50% juice, vitamin, and nutrient fortified beverage which combines multiple carbohydrate sources with sodium, potassium and iron for a nutritious, trusted source of fuel for active children

•

Snacks: Natural snack products, using fruit, to further enhance its brand and market capabilities.

Distribution

CoolJuice has been distributed and available in 23 states, Honduras, Trinidad & Tobago, Bermuda and soon Puerto Rico. Our products launched broadly to retail grocery stores in Q4 2010 with very strong grocery buyer acceptance nationally.  The registrant, at its peak in Q4 2011, had products sold in over 4,500+ stores in the eastern US and Midwest, with a Kroger & two SuperValu pilots stretching to the desert Southwest and Southern California. CoolJuice products were also sold on select regional shelves of five of the nation’s top six grocery retailers; only Wal-Mart was unpenetrated in the Top 6; CoolJuice had strong presence in 1,200+ schools (K-12) in TX, FL and GA; further results were increased with CoolJuice sales and cross promotion at the local grocery stores.

Citrus Systems is the sole provider of our 64-ounce grocery packaging is Citrus Systems.  They assemble packaging, base concentrate and apple juice concentrate to our specifications.  The curtailment of operations has had a negative impact on our business relationship with Jogue, our base concentrate provider, and to Evergreen, the supplier for our smaller packaging options.  Although these relationships will most likely be cured once we have adequate funding, there are alternative solutions with other providers should these current relationships be irreparably damaged.

Increased focus on more healthy alternatives for children

Recent federal studies indicate for the first time in history, today’s young people have a lower life expectancy than their parents, primarily due to unhealthy diets and sedentary lifestyles:

•

1 in 3 school children are overweight or obese (Alliance for a Healthier Generation - AHG)

•

93% of children do not consume their daily recommended allowance of fruits and vegetables (Archives of Pediatrics and Adolescent Medicine)

•

In the last 20 years, Type 2 diabetes has increased ten-fold (International Journal of Obesity)

•

By the age of 12, an estimated 70% of children have developed early stages of arterial hardening (Bogalusa Heart Study)

These statistics are now affecting the entire food and beverage industry. Many of today's popular beverage drinks, with added sugar, have been linked to childhood obesity and juvenile diabetes, consequently causing a national focus on healthier beverage alternatives.

The Center for Disease Control, National School Lunch Program, legislative and numerous health-conscious organizations are playing an important role in developing new eating habits for children.

Together these entities have laid out nutrition guidelines that are served in school lunches and taught to schoolchildren including the following:

•

School lunches must meet the applicable recommendations of the Dietary Guidelines for Americans, which recommend that no more than 30 percent of an individual's calories come from fat, and less than 10 percent from saturated fat.

•

Regulations also establish a standard for school lunches to provide one‐third of the Recommended Dietary Allowances of protein, Vitamin A, Vitamin C, iron, calcium, and calories.

•

School lunches must meet Federal nutrition requirements, but decisions about what specific foods to serve and how they are prepared are made by local school food authorities. More than 31 million school children participate every day in the National

School Lunch Program, plus more than 11 million participate daily in the National School Breakfast Program.

Recently, the Institute of Medicine released a study about the nutritional changes that should be made to improve our school meals and the Obama administration is already moving to implement them. Recently, the Child Nutrition Act was passed to enhance the nutrition and wellness of tens of millions of school children through the updating of the Child Nutrition Act and announced an increase in the federal budget of $1B per year for the next ten years to improve the quality of school meals, increase the number of kids participating, and make sure schools have the resources they need to make changes.

The Healthier US Schools Challenge Program establishes rigorous standards for schools’ food quality, participation in meal programs, physical activity, and nutrition education and provides recognition for schools that meet these standards. Over the next school year, the U.S. Department of Agriculture, working with partners in schools and the private sector, will double the number of schools that meet the Healthier US Schools Challenge and add 1,000 schools per year for two years after that.

The growth of this market will increase exponentially as government legislation, consumer alliance groups, health educators and community school systems focus on a healthy lifestyle and diet for the school age children.

Recent public initiatives

British celebrity chef Jamie Oliver was a first mover with his “Food Revolution”, a televised campaign to push schools in the UK and US towards improving the quality of products they serve its children.

First lady Michelle Obama and former President Bill Clinton have both publicly contributed to a focus on the wellness of our youth through diet and exercise.

First lady Michelle Obama’s “Let’s Move” is a campaign to end childhood obesity in the United States. It provides parents the support they need, promotes healthier food in schools, helps America’s kids to be more physically active, and make healthy, affordable food available in every part of our country. According to www.letsmove.gov, many children consume at least half of their daily calories at school.

Former President Bill Clinton created the Alliance for a Healthier Generation, a joint initiative of the William J. Clinton Foundation and the American Heart Association under the leadership of President Clinton and Arkansas Governor Mike Huckabee. In 2006, the American Beverage Association teamed with the AHG to develop new School Beverage Guidelines as part of a broader effort to teach children the importance of balanced diet and exercise.

These guidelines remove full-calorie soft drinks and provide students with a broad range of lower-calorie, nutritious, smaller-portion beverage choices. Depending on grade level of the students, they may choose from bottled water, low and non-fat regular and flavored milk, 100% juice with no added sweeteners, light juices, sports drinks and no or low-calorie beverages. CoolJuice meets all of these guidelines with its 8 ounce product, providing: (1) 100% all-natural juice products with fewer than 130 calories, (2)

endorsement by AHG (See AHG’s website (http://www.healthiergeneration.org/). As a result, CoolJuice has secured the endorsement of the Alliance for a Healthier Generation as one of dozen companies meeting or exceeding their beverage standards and CJ’s product is highlighted on its website.

CoolJuice focuses on health and wellness. CoolJuice provides a hunger-satisfying, great tasting juice that is all-natural, healthy, vitamin and calcium enhanced. Key difference from other beverages is that CoolJuice has no high fructose corn syrup.

Business Strategy

The CoolJuice business plan is to build a profitable business in this new all natural, better-for-you, nutritious arena, with the intent of selling in the next three to five years to a major consumer packaged goods company.

Marketing Strategy

CoolJuice market strategies rely on agility based on consumer shopping category.  Targeting young families requires that marketing strategies tie to the influencers and the gatekeepers of family shopping decisions, making the brand available when and where the product is needed and wanted based on day part, purpose and convenience.  Multi-serve packaging provides the best option for breakfast day part and economy with 59oz PET packaging and colorful, interesting graphics.  Single serve, re-sealable, ambient aseptic packaging provides for all day ease of use, refreshment occasions and provides spill protection.  Multi-serve packages will target Natural, Grocery and Mass merchandiser channels while single serve, re-sealable, ambient aseptic packaging will target club stores, convenience stores and points of sale where families are gathered for games, sports, recreation and more.

Distribution will be retailer driven such that large retailers with controlled distributions systems will be delivered directly and at the lowest cost allowing for greater promotional spend to consumers.  Smaller retailers will be served with independent distributors making the delivery more costly and relying on point of sale communication to deliver the unique selling proposition of CoolJuice with displays, shelf talkers and onpack promotion.

Advertising and promotion will first capitalize on social media, digital outreach, banner advertising and pop-up video on URLs popular with young families and their respective members.  Following this, celebrity endorsement will create outreach and product positioning in TV, movies and video games.

CoolJuice pricing architecture will keenly rely on competitive positioning by trade channel when contrasted to other entrants on a cost per ounce basis.  The premise for CoolJuice pricing is to make the wholesome upgrade for a nominal added price per serving compared to unhealthy alternatives but to be a cost conscious alternative to expensive functional juice offerings like Naked, Odwalla and Evolution.

Competition

In a broad sense, CoolJuice competes with all beverages for share of stomach. However, its direct competition in this market segment can be divided into three categories: (1) national brands, (2) regional juice companies; and (3) locally focused juice producers. This market is highly competitive and many of its competitors have tremendous marketing budgets, however, the majority of these competitors present “shelf-stable products” which can be distributed with significantly less cost, but are either not 100% fruit juice or require preservatives and thus are not ‘Natural’.

In the retail sector, on shelf competitors for CoolJuice include Dole, Minute Maid, Welch’s and Tropicana. However these fruit juice brands are primarily targeted towards the adult market and lack brand imagery that appeals to kids.

In the institutional/school sector, CoolJuice competes with 100% Apple Juice, Milk, water and energy drinks. Other juice manufacturers have not entered this sector largely because they do not have school distribution channels nor are they agile enough to respond to the requests of school administrator policy variations.

CoolJuice’s Competitive Advantage

CoolJuice holds five key differentiators:

1.

Branding – Brand appeal and communication are targeted specifically to kids ages 6-16. Other products talking to kids are formulated for toddlers or are not healthy alternatives, like sodas and energy drinks.

2.

Exotic Taste Profiles – Premium taste due to its premium ingredients. Superior ingredients give CoolJuice® its rich taste. Others brands are not willing to invest in the ingredients to make high quality juice blends.

3.

Nutrition – All Natural, Gluten-Free, 100% Juice Blends with Vitamins and Minerals sets CoolJuice® apart from the competition and addresses the requirement for healthy, low calorie beverages.

4.

Category News and Increased Sales for Retailers – CoolJuice® is creating a new consumer segment in the juice sections of grocery stores while providing acceptable margins comparable to any national juice Company. Plus CJ’s products are priced competitively.

5.

Solutions for Parents – Parents are seeking healthy beverage products for their kids at home and at school. With CoolJuice®, kids get a beverage that has all of the qualities parents want to serve them.

Employees

We currently employ 3 full-time employees.

Patents and Trademarks

We have registered a trademark for CoolJuice®.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov.  In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company does not own any real property.  We have a month to month lease for offices at 19563 East Mainstreet, Suite 206i Parker CO 80134.  This office is approximately 300 square feet and is utilized as our corporate office.  The lease started July 1, 2013 and will be utilized until we are funded, at which point we will need a larger space to accommodate additional personnel for sales, accounting and administrative support.  The rent is currently $225 per month and can be terminated with a 30 day notice.

ITEM 3.  LEGAL PROCEEDINGS.

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the

Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

At December 31, 2013 and 2012, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The authorized capital stock of the Company consists of 2 billion common shares, par value $0.0001 per share, of which 13,642,391 shares were issued and outstanding as of December 31, 2013, and 50 million preferred shares, par value $0.0001 per share, of which no shares were issued and outstanding as of December 31, 2013.  There is no established public trading market for our common or preferred shares.

b)  Holders.  At April 15, 2014, there were approximately 86 shareholders of the Company.

c)  Dividends.  Holders of the Company's Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future to common shareholders.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

d)  Securities authorized for issuance under equity compensation plans.  The Company does not have an equity compensation plan that has been approved by shareholders.  As part of their employment agreements, our Chief Executive Officer (“CEO”) and Chief Revenue Officer (“CRO”) are entitled to performance options based on the performance of the Company.  When we obtain capital of greater than or equal to $500,000 and again at $1,000,000, the CEO and CRO shall be issued an option to purchase an amount of common shares equal to 5% of the issued and outstanding common shares at the time prior to the registrant obtaining the capital at a purchase price of $0.0001 per common share.  When we obtain capital of greater than or equal to $5,000,000 and again at $15,000,000, the CEO and CRO shall be issued an option to purchase an amount of common shares equal to 10% of the issued and outstanding common shares at the time prior to the registrant obtaining the capital at a purchase price of $0.0001 per common share.  The CEO and CRO also received options to purchase an additional 600,000 common shares each at $0.0001 per common share that vest on a monthly basis (10,000 shares per month) for the term of the employment agreements.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available to future issuances under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders	0	na	0
Equity compensation plans not approved by stockholders	120,000	$0.001	840,000 (1)
Total	120,000	$0.001	840,000

(1)

Reflects shares of unvested stock options at December 31, 2013.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

During the year ended December 31, 2013, the Company issued 155,102 shares of its restricted Common Stock to two investors for $11,265 cash (an average of $0.07 per share) in private placements.

During the year ended December 31, 2013, the Company issued Units consisting of a total of 148,000 shares of its restricted Common Stock and warrants to purchase an additional 296,000 shares of restricted Common Stock at an exercise price of $1.00 to three employees in lieu of cash compensation of $37,000.

During the year ended December 31, 2013, the Company issued 100,020 shares of its restricted Common Stock to a lender as an inducement to make the loan at a value of $5,001.

During the year ended December 31, 2013, the Company issued an aggregate of 240,000 shares of its restricted Common Stock to its Chief Executive Officer and Chief Revenue Office for the exercise of stock options.

During the year ended December 31, 2013, the Company issued 104,400 shares of its restricted Common Stock in conversion of a note payable and accrued interest totaling $10,439.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2013 and 2012 we repurchased no shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  Demand for the Company's products is dependent on general economic conditions, which are cyclical in nature.  Because a large portion of our activities are geared toward the receipt of revenues from sales made to schools and institutions, our business operations may be adversely affected by competitors and prolonged recessionary periods.  In addition, because our key market involves young children, our business may be adversely affected by competitors.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from sales of our products and services.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the Company’s continuing operations.  There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Revenues

Net revenues for the year ended December 31, 2013 were $-0- compared to $243,258 for the year ended December 31, 2012 resulting in a decrease of $243,258 or 100%.  The decrease in net revenue is due to the Company’s inability to raise sufficient capital to sustain the operations and sales of its products.

Cost of Sales and Gross Profit (Loss)

Cost of sales for the years ended December 31, 2013 and 2012 were $0 and $430,736 resulting in a gross loss of $0 and $187,478, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $409,914 compared to $540,372 for the year ended December 31, 2012. The decrease in expenses during 2013 was attributable to the lack of sales in 2013. Selling, general and administrative expenses incurred during the year ended December 31, 2013 consisted of: (i) officers’ salaries of $168,000 (2012: $84,000); (ii) distribution and warehousing expenses of $12,912 (2012: $203,866); (iii) sales and marketing expenses of $2,391 (2012: $93,120); (iv) bad debt expense of $46,500 (2012: $-0-); (v) write-off of obsolete inventory of $84,268 (2012: $34,604); and (vi) Other overhead expenses of $95,823 (2012: $124,782).

Our net loss from operations for the year ended December 31, 2013 was $409,914 as compared to $727,850 for the year ended December 31, 2012.

Net Loss

Other expenses incurred during the year ended December 31, 2013 included: interest expense of $123,264 (2012: $33,912); offset by miscellaneous income of $0 (2012: $86); interest income of $597 (2012: $10); and a gain on disposal of fixed assets of $-0- (2012: $659).

Our net loss for the year ended December 31, 2013 was $532,581 compared to $761,007 for the year ended December 31, 2012.

Liquidity and Capital Resources

Overview

The Company historically has utilized various credit facilities and sales of its restricted common stock to fund working capital needs and capital expenditures. Future cash needs for working capital and capital expenditures may require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

For the year ended December 31, 2013, we funded our operations primarily through borrowings from both third and related parties and the sales of our restricted common stock, while for the year ended December 31, 2012 we funded our operations through borrowings from third parties. Our principal use of funds during the year ended December 31, 2013 has been for general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2013 compared to the year ended December 31, 2012

As of December 31, 2013, we had cash of $269 and a deficit in working capital of $2,186,144.  The Company used cash in operations of $88,925 for the year ended December 31, 2013 compared to cash used in operations of $60,274 for the year ended December 31, 2012. The cash flow used in operating activities for the year ended December 31, 2013 was primarily attributable to the Company's net loss of $532,581, offset by depreciation of $3,390, stock issued as debt discount for loan inducement of $5,001, stock issued in lieu of cash compensation of $37,000, stock option expense of $2,400, issuance of a note payable for financing fees of $10,020, interest accrued on notes payable of $118,263 and the net changes in operating assets and liabilities of $267,582.  Cash used in operations for the year ended December 31, 2012 was primarily attributable to the Company's net loss of $761,007, offset by depreciation of $5,453, slotting fee amortization of $142,208, stock option expense of $1,200, interest accrued on notes payable of $33,912, net changes in operating assets and liabilities of $518,619, and increased by a gain on disposal of equipment of $659.

Cash used in investing activities for the year ended December 31, 2013 was $-0-. Cash used in investing activities for the year ended December 31, 2012 was attributable to the purchase of property and equipment of $900 and cash advanced to related parties of $13,450, offset by cash received for the sale of property and equipment of $10,001 and cash received in merger transactions of $352.

Cash provided by financing activities for the year ended December 31, 2013 included $11,265 from the sale of common stock, $24 from the exercise of stock options, proceeds from the issuance of notes payable of $10,000 and borrowings from related parties of $65,000. Cash provided by financing activities for the year ended December 31, 2012 included proceeds from the issuance of notes payable of $50,000 offset by payments on related party loans of $8,562.

At December 31, 2013, we had a cash balance of $269. We anticipate cash needs of approximately $75,000 to sustain our current level of operations. On February 14, 2014, we received effectiveness of our Registration Statement on Form S-1.  We have registered up to 8,000,000 shares of our common stock to be sold at a proposed offering price of $.50 per share for an aggregate of $4,000,000.  Until we are able to raise capital, we will rely on loans from shareholders and third parties to fund our operations. Any such sales of equity or debt securities are not certain and may not occur.

Should we be able to raise the necessary capital, we plan to spend approximately $2,500,000 in the next twelve months to carry out our business plan in manufacture and distributing the CoolJuice product. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to continue our business plan in the future. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

On January 20, 2014, the Company issued a $5,000 unsecured convertible promissory note to Gerald Bender. The note bears interest at 12% per annum, is due January 20, 2015, and is convertible at $0.40 per share.  As an inducement to making the loan, the Company has agreed to issue 12,500 shares of its restricted common stock.

On January 21, 2014, the Company issued a $25,000 unsecured convertible promissory note to Kim and John Rodell. The note bears interest at 12% per annum, is due January 21, 2015, and is convertible at $0.40 per share.  As an inducement to making the loan, the Company has agreed to issue 62,500 shares of its restricted common stock.

On February 22, 2014, the Company and Shelimar Investments Ltd. entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 473,894 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $189,558.

On February 22, 2014, the Company and Juan Carlos Sabillion Davila entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 37,500 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $15,000.

On March 6, 2014, the Company and George Gamble entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 23,835 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $9,534.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

There is no assurance that our operations will be profitable. Our continued existence and plans for future growth depend on our ability to obtain the additional capital necessary to operate either through the generation of revenue or the issuance of additional debt or equity.

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 2 of the audited financial statements included elsewhere in this report.  The preparation of the financial statements in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Significant accounting policies, including areas of critical management judgments and estimates, include the following:

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue stream, the manufacture and distribution of beverage products.

Most of the Company’s sales are delivered through a third party packaging and distribution center. We usually guarantee that sales through the third party packaging and distribution will be sold to consumers and we record a reserve for products estimated to be returned. Additionally, any cash sales incentives are classified as a reduction of revenue in accordance with ASC 605-50, “Customer Payments and Incentives”.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company defers slotting payments as they are expected to benefit future sales and amortizes the associated payments over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales in accordance with ASC 650-50 and a corresponding asset is reported as prepaid expenses in the accompanying balance sheets.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). When required, provision is made to reduce excess and obsolete inventory to estimated realizable value.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not recognize any impairment losses for the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2013.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DMC Beverage Corp.

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DMC Beverage Corp.

We have audited the accompanying balance sheet of DMC Beverage Corp. as of December 31, 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMC Beverage Corp. as of  December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 15, 2014

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholder of DMC Beverage Corp.

We have audited the accompanying financial statements of DMC Beverage Corp., which comprise the balance sheets as of December 31, 2012 and 2011 and the related statements of operations, cash flows and stockholders’ equity for the years that ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant in the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position DMC Beverage Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis-of-matter Regarding Going Concerns

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Denver, Colorado

March 7, 2013

Comiskey & Company

PROFESSIONAL CORPORATION

DMC Beverage Corp.

Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$ 269	$ 2,905
Accounts receivable, net	-	2,119
Inventories	-	84,268
Prepaid expenses	-	672
Total current assets	269	89,964

Property and equipment, net	12,939	16,329

Total assets	$ 13,208	$ 106,293
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 756,935	$ 748,939
Accrued expenses	281,115	142,419
Contractor liabilities	214,000	224,550
Coupon reimbursement liabilities	304,944	260,563
Accrued interest	154,300	36,456
Due to related parties	19,218	19,218
Line-of-credit and notes payable - related parties	395,901	330,901
Notes payable	60,000	50,000
Total current liabilities	2,186,413	1,813,046

Other liabilities:	-	-
Total liabilities	2,186,413	1,813,046

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, $0.0001 par value, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 13,642,391 and 12,894,869 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,364	1,289
Additional paid-in-capital	3,503,593	3,437,539
Retained earnings	(5,678,162)	(5,145,581)
Total stockholders' equity	(2,173,205)	(1,706,753)
Total liabilities and stockholders' equity	$ 13,208	$ 106,293

See accompanying notes to financial statements.

DMC BEVERAGE CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2013	2012

Sales, gross	$ -	$ 268,458
Discounts	-	(25,200)

Sales, net of discounts	-	243,258

Cost of Sales	-	430,736

Gross profit (loss)	-	(187,478)

Selling, general and administrative expenses	409,914	540,372

Net loss from operations	(409,914)	(727,850)

Other income (expense):
Miscellaneous income	-	86
Interest income	597	10
Interest expense	(123,264)	(33,912)
Gain on disposal of fixed assets	-	659
Total other income (expense)	(122,667)	(33,157)

Net loss before income taxes (benefit)	(532,581)	(761,007)

Provision (benefit) for income taxes	-	-
Net loss	$ (532,581)	$ (761,007)

Net loss per common share - Basic and diluted	$ (0.04)	$ (0.06)

Weighted average number of common shares outstanding during the period - Basic and diluted	13,458,971	11,993,595

See accompanying notes to financial statements.

DMC BEVERAGE CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(532,581)	$(761,007)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	3,390	5,453
Bad debt expense	46,500	-
Slotting fee amortization	-	142,208
Stock issued as debt discount for loan inducement	5,001	-
Stock issued in lieu of cash compensation	37,000	-
Stock option expense	2,400	1,200
Issuance of note payable for financing fees	10,020	-
Interest accrued	118,263	33,912
(Gain) on disposal of equipment	-	(659)
Changes in operating assets and liabilities:		-
Accounts receivable	2,119	128,128
Inventories	84,268	277,711
Prepaid expenses	672	(19,519)
Security deposits	-	2,860
Accounts payable	7,996	24,002
Accrued expenses	138,696	44,800
Contractor liabilities	(10,550)	40,050
Coupon reimbursement liabilities	(2,119)	11,289
Due to related parties	-	9,298
Net cash used in operating activities	(88,925)	(60,274)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	-	(900)
Cash received in sale of property and equipment	-	10,001
Cash received in merger transaction	-	352
Cash advanced to related parties	-	(13,450)
Net cash used in investing activities	-	(3,997)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	11,265	-
Stock options exercised	24	-
Proceeds from issuance of notes payable	10,000	50,000
Proceeds from issuance of notes payable - related parties	65,000	-
Payments on notes payable - related parties	-	(8,562)
Net cash provided by financing activities	86,289	41,438

Net decrease in cash	(2,636)	(22,833)

Cash at beginning of year	2,905	25,738
Cash at end of year	$ 269	$ 2,905

(Continued on next page)

DMC BEVERAGE CORP.

STATEMENTS OF CASH FLOWS

(Continued from previous page)

For the Year ended December 31,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ 14,840

Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock:
Notes payable	$(10,020)	$ -
Accrued interest	$ (419)	$ -
Common stock	$ 10	$ -
Additional paid in capital	$ 10,429	$ -

Common stock issued in merger with Destiny Media Corp.:
Net liabilities acquired	$ -	$ 48,629
Common stock	$ -	$ 180
Additional paid in capital	$ -	$ (48,809)

See accompanying notes to financial statements.

DMC BEVERAGE CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional		Total
	Preferred stock		Common stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)

Balance, December 31, 2011	-	$ -	11,092,320	$1,109	$3,485,148	$(4,384,574)	$(898,317)

Effect of merger with Destiny Media Corp.	-	-	1,802,549	180	(48,809)	-	(48,629)

Stock option expense	-	-	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2012	-	-	-	-	-	(761,007)	(761,007)

Balance, December 31, 2012	-	-	12,894,869	1,289	3,437,539	(5,145,581)	(1,706,753)

Common stock and warrants issued for cash	-	-	155,102	16	11,249	-	11,265

Common stock issued for services	-	-	100,020	10	4,991	-	5,001

Common stock issued in lieu of cash compensation	-	-	148,000	15	36,985	-	37,000

Stock option expense	-	-	-	-	2,400	-	2,400

Stock options exercised	-	-	240,000	24	-	-	24

Conversion of note payable and accrued interest to common stock	-	-	104,400	10	10,429	-	10,439

Net loss for the year ended December 31, 2013	-	-	-	-	-	(532,581)	(532,581)

Balance, December 31, 2013	-	$ -	13,642,391	$1,364	$3,503,593	$(5,678,162)	$(2,173,205)

See accompanying notes to financial statements.

DMC Beverage Corp.

Notes to Consolidated Financial Statements

December 31, 2013

Note 1 – Organization, Nature of Business, Presentation and Going Concern

Organization

GBX Companies, Inc., dba CoolJuice Beverage Company, Inc. (“GBX”), was incorporated on March 1, 2005 in the state of Georgia. Destiny Media Corp. (“the Company” or “Destiny”) was incorporated in Delaware on November 1, 2002.

On July 1, 2012, GBX and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date. As a result of the Merger Agreement, former shareholders of GBX owned 86% of the Company and our principal business became the business of GBX. After the merger, the Company changed its name to DMC Beverage Corp (“DMC”), to reflect the Company’s focus on juice.

The merger has been accounted for as a reverse acquisition with GBX as the accounting acquirer. Additionally, the surviving entity assumed certain liabilities of Destiny including a Line of Credit to a shareholder of $46,042, provided working capital in the amount of $28,958 and executed a Line of Credit Repayment Agreement to another shareholder who was due $30,000 ($33,963 as of December 31, 2013) plus accrued interest.

References in this report to the Company and to DMC are references to DMC Beverage Corp, a Delaware corporation, and its predecessor Destiny.

Nature of Operations

The Company operates in the juice beverage manufacture and sales industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain items on the balance sheet, statement of operations, and statement of cash flows for the year ended December 31, 2012 have been reclassified to conform to the current period presentation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $532,581 and $761,007 for the years ended December 31, 2013 and 2012.  The Company has a stockholders’ deficit of $2,173,205 at December 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, respectively, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for contractual credits and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Bad debt expense was $46,500 and $0 for the years ended December 31, 2013 and 2012, respectively.

Inventory

Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). When required, provision is made to reduce excess and obsolete inventory to estimated realizable value. Inventories at December 31, 2012 consisted mainly of raw materials and packaging materials.

$84,268 and $34,604 of obsolete inventory were charged to operations during the years ended December 31, 2013 and 2012, respectively.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of seven years for machinery and equipment and three to seven years for office equipment. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not recognize any impairment losses for the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2013 and 2012 the fair values of the Company’s financial instruments approximate their historical carrying amount.

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue stream, the manufacture and distribution of beverage products.

Most of the Company’s sales are delivered through a third party packaging and distribution center. We usually guarantee that sales through the third party packaging and distribution will be sold to consumers and we record a reserve for products estimated to be returned. Additionally, any cash sales incentives are classified as a reduction of revenue in accordance with ASC 605-50, “Customer Payments and Incentives”.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company defers slotting payments as they are expected to benefit future sales and amortizes the associated payments over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales in accordance with ASC 650-50 and a corresponding asset is reported as prepaid expenses in the accompanying balance sheets.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $43,790 for the years ended December 31, 2013 and 2012, respectively.  Advertising expenses are included in the Company’s operating expenses.  Advertising costs consisted of live demonstrations, media broadcasts, digital, outdoor, and prints and all associated costs.

Shipping and Handling Costs

Shipping and handling costs were $0 and $109,233 for the years ended December 31, 2013 and 2012. Of this amount, $2,953 is included in cost of goods sold and $106,280 is included in general and administrative expenses.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options or warrants issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options or warrants at the end of each period.

The Company issues stock to consultants for various services. The costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expense and a corresponding increase to additional paid-in-capital related to stock issued for services.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes.  Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.  The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.  Future income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The FASB has issued ASC 740 “Income Taxes”.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2013.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2013, there were a total of 2,831,037 stock options outstanding to purchase shares of common stock and 296,000 warrants outstanding to purchase shares of common stock.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Concentration of Credit Risk

As of December 31, 2012, accounts receivable from one customer accounts for approximately 97% of total receivables.

During the year ended December 31, 2012, four customers accounted for approximately 75% of gross revenues.

The Company operates a multi-faceted business consisting of both manufacturing and distribution. Many circumstances could have an unfavorable impact on our operating results. Examples include unfavorable weather impact on raw materials, changes in government regulations, changes in consumer demands or the emergence of significant competitors. For 2012, a large portion of our business and our customers are concentrated in the southeast United States.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not consider itself to have any operating segments as of December 31, 2013 and 2012.

Note 3 – Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04,”Liabilities (Topic 405)”, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013. We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012. We do not believe the adoption of ASU 2013−02 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

Management does not believe any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s present or future financial statements.

Note 4 – Property and Equipment, net

Property and equipment at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Machinery and equipment	$ 18,451	$ 18,451

Office equipment	5,562	5,562

	24,013	24,013

Less accumulated depreciation	(11,074)	(7,684)

Property and equipment, net	$ 12,939	$ 16,329

Depreciation expense was $3,390 and $5,453 for the years ended December 31, 2013 and 2012, respectively.

Note 5 – Contractor Liabilities

At December 31, 2013 and 2012 contractor liabilities totaled $214,000 and $224,550, respectively. These amounts are accrued under consulting agreements as deferred contract labor and employment agreement entered into during 2012. As of December 31, 2013 and 2012, amounts recorded in this amount of, $205,194 and $215,744, respectively were due to related parties.

Note 6 – Coupon Reimbursement Liabilities

Amounts included in the account were coupon redemptions received by third party coupon clearing houses and submitted to the Company for payment. Upon being unpaid by the Company, the third party coupon clearing houses charged redemption amounts back to the customers of the Company. The customers then billed the Company for the coupon amounts not honored.

Note 7 – Line-of-Credit and Notes Payable – Related Parties

At December 31, 2013 and 2012, a line-of-credit and notes payable to related parties consisted of the following:

	December 31,
	2013	2012

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated November 1, 2009, in the amount of $23,963, bearing interest at 18% and was due on December 31, 2011.  The note is in default and is accruing interest at a default rate of 36% since the date of default.

	$ 23,963	$ 23,963

Promissory note to Alfred Restaino, Jr, a shareholder of the Company, dated January 3, 2011, in the amount of $106,000, bearing interest at 6% and was due on December 3, 2011. The note is in default and is accruing interest at a default rate of 15% since the date of default.	106,000	106,000

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated February 18, 2011, in the amount of $10,000, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	10,000	10,000

Promissory note to Shelimar Holdings LTD ("Shelimar"), of which the Company's Chairman of the Board of Directors is the President of Shelimar, dated November 28, 2011, in the amount of $125,000, bearing interest at 8% and was due on January 28, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	111,438	111,438

Promissory note to Sean McBride, a shareholder of the Company, dated January 2, 2012, in the amount of $79,500, bearing interest at 8% and was due on June 30, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	79,500	79,500

Promissory note to Roger Shorthill, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	-

	December 31,
	2013	2012

Promissory note to LeeAnna Marchel, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	-

Promissory note to Rick and Cyndi DeGarlais, shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	-

Promissory note to Alfred Restaino, Jr., shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	-

Promissory note to Teresa Poletz, a shareholder of the Company, dated June 26, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 26, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	-

Promissory note to Shelimar, dated July 8, 2013, in the amount of $40,000 and bearing interest at 8% and due the earlier of July 8, 2014 or upon the Company receiving $500,000 in funding from a lender.	40,000	-

	395,901	330,901

Less current portion	(395,901)	(330,901)

Line-of-credit and notes payable - related parties, net of current portion	$ -	$ -

In addition to the notes described above, the Company issued a convertible promissory note to Jason Foreman, a shareholder of the Company, dated February 22, 2013, in the amount of $10,020, bearing interest at 12% and was due on February 22, 2014.  As an inducement to make the loan, Mr. Foreman was issued 100,020 shares of the Company's restricted common stock.  On June 30, 2013, the loan of $10,020 and accrued interest of $419 was converted into 104,400 shares of the Company's restricted common stock pursuant to the terms of the note.

Note 8 – Notes Payable

At December 31, 2013 and 2012, notes payable to unrelated parties consisted of the following:

	December 31,
	2013	2012

Convertible promissory note to David Sample dated April 27, 2012, in the amount of $50,000, bearing interest at 18% and was due on October 27, 2012.  The note is in default and is accruing interest at a default rate of 24% since the date of default.  The note is convertible at the option of the lender into shares of the Company's preferred stock at a conversion rate of $0.10 per share.

	$ 50,000	$ 50,000

Promissory note to Juan Carlos Sabillon Davila dated July 18, 2013, in the amount of $5,000, with a flat interest fee of $5,000 and is due the earlier of July 18, 2014 or upon the Company receiving $500,000 in funding from a lender.	10,000	-

	60,000	50,000

Less current portion	(60,000)	(50,000)

Notes payable, net of current portion	$ -	$ -

Note 9 – Related Party Transactions

During the year ended December 31, 2012, the Company advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the year ended December 31, 2013, the Company advanced an additional $29,280 to the Officer and Director.  At December 31, 2013 and 2012, the total amount of the advances of $42,730 and $13,450, respectively, was applied against accrued salaries owed to the Officer and Director.

At December 31, 2013 and 2012, the Company had contractor liability amounts due to shareholders of the Company, including George Gamble, a founder of the company and former officer, Donald Mack, our Chief Executive Officer, Rob Paladino, our Chief Revenue Officer, and Donald Slater, our former Chief Operating Officer, of $236,694 and $247,244, respectively.  As of December 31, 2013 and 2012, there were balances outstanding pursuant to a contract labor agreement from George Gamble, a founder, shareholder and director of the Company and a former officer, in the amount of $31,500 and $31,500, respectively.  Upon evaluation of performance goals, it was determined that $31,500 was due back to the Company. This amount has been offset against contractor liabilities for Mr. Gamble.

At December 31, 2013 and 2012 the Company has amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble.

Note 10 – Stockholders’ Equity

Authorized Capital

The Company has 2,000,000,000 authorized shares of Common Stock at $0.0001 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

Common Stock

On July 1, 2012, GBX and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date.  Prior to this date, Destiny effected a 53 for 1 reverse stock split resulting in 1,802,549 shares of Destiny issued and outstanding prior to the merger. All share and per share amounts have been restated to reflect these transactions.

During the year ended December 31, 2013, the Company issued 155,102 shares of its restricted Common Stock to two investors for $11,265 cash (an average of $0.07 per share) in private placements.

During the year ended December 31, 2013, the Company issued Units consisting of a total of 148,000 shares of its restricted Common Stock and warrants to purchase an additional 296,000 shares of restricted Common Stock at an exercise price of $1.00 to three employees in lieu of cash compensation of $37,000.

During the year ended December 31, 2013, the Company issued 100,020 shares of its restricted Common Stock to a lender as an inducement to make the loan at a value of $10,020.

During the year ended December 31, 2013, the Company issued an aggregate of 240,000 shares of its restricted Common Stock to its Chief Executive Officer and Chief Revenue Office for the exercise of stock options.

During the year ended December 31, 2013, the Company issued 104,400 shares of its restricted Common Stock in conversion of a note payable and accrued interest totaling $10,439.

Stock Options

The following summarizes option activity for the years ended December 31, 2013 and 2012:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2011	-	1,305,000	1,305,000	$0.400
Options acquired in merger	566,037	-	566,037	0.005
Options granted	1,200,000	-	1,200,000	0.001
Options exercised	-	-	-	-
Options cancelled or expired	-	-	-	-
Outstanding at December 31, 2012	1,766,037	1,305,000	3,071,037	0.170
Options granted	-	-	-	-
Options exercised	(240,000)	-	(240,000)	0.001
Options cancelled or expired	-	-	-	-
Outstanding at December 31, 2013	1,526,037	1,305,000	2,831,037	$0.186

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2013:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value

$0.0001	960,000	8.46	$0.0001	$143,904	120,000	$0.0001	$17,988
$0.0053	566,037	5.21	$0.0053	81,906	566,037	$0.0053	81,906
	1,526,037		$0.0020	$225,810	686,037	$0.0044	$99,894

During the year ended December 31, 2012, the company acquired 566,037 previously outstanding and vested options which allowed the option holders to purchase shares of the Company at a strike price of $0.0053 per share. No compensation expense was recorded in these financial statements with respect to the acquired options.

During the year ended December 31, 2012, the Company issued options to purchase a total of 1,200,000 shares of the Company’s common stock to two executive officers. These options have contractual lives of seven years and were valued at an average grant date fair value of $0.01 per option, or $12,000, using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.01
Expected term	5 years
Expected volatility	45%
Risk free interest rate	1.11%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no historical volatility. Vested amount of the options of $2,400 and $1,200 was expensed as stock-based compensation for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was unrecognized compensation costs of $8,400 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.7 years as of December 31, 2013. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the year ended December 31, 2013, an aggregate of 240,000 options were exercised by two executive officers at an exercise price of $0.001

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at December 31, 2013:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$0.40	1,305,000	7.39	$0.40	$ -	1,305,000	$0.40	$ -

Stock option expense for non-employees was $0 and $0 for the years ended December 31, 2013 and 2012.

Warrants

The following table summarizes warrant transactions for the year ended December 31, 2013:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value
Granted in 2013	296,000	$ 1.00	1.00	$ -
Outstanding at December 31, 2013	296,000	$ 1.00	0.33	$ -
Exercisable at December 31, 2013	296,000	$ 1.00	0.33	$ -
Weighted Average Grant Date Fair Value		$ -

During the year ended December 31, 2013, the Company issued warrants to three employees to purchase a total of 296,400 shares of the Company’s common stock in conjunction with the issuance of Units in lieu of cash compensation. These warrants have contractual lives of one year and were valued at a grant date fair value of $-0- per warrant using the Black-Scholes Option Pricing Model with the following assumptions:

Stock price	$0.25
Contractual term	1 year
Expected volatility	25.99%
Risk free interest rate	0.10%
Dividend yield	0

The stock price was based on the price of shares sold to investors and volatility was based on comparable volatility of other companies since the Company had no historical volatility.

Note 11 – Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2013	2012

Expected federal income tax at 34% statutory rate	-34.0%	-34.0%
State income taxes	-3.6%	-3.6%
Permanent differences	-0.5%	-0.4%
Change in valuation allowance	38.1%	38.0%

	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carry-forwards	$ 1,382,700	$ 1,247,400
Accrued compensation	94,800	31,600
Stock option expense	1,300	400
Valuation allowance	(1,478,800)	(1,279,400)

Net deferred income tax assets	$ -	$ -

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $199,400 and $281,000 for the years ended December 30, 2013 and 2012, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2013 and 2012. At December 31, 2013, the Company has net operating loss carry forwards of approximately $3,930,000, which expire commencing 2031. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2013, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Colorado. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2013, tax years 2008 through 2013 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 12 – Commitments and Contingencies

Operating Lease Commitments

The Company leases executive office space for its corporate office on a month to month basis and can be terminated with a thirty day notice.  Base rent is $225 per month.  The Company believes this office space is satisfactory for its current needs.  Rent expense for the years ended December 31, 2013 and 2012 was $2,475 and $300, respectively.

Security Interests in Common Stock

As of December 31, 2013 and 2012, related party note holders held security interests in 269,091 and 9,091 shares of the Company’s common stock as collateral to notes payable totaling $171,000 and $106,000, respectively.

Legal Matters

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company’s financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

At December 31, 2013 and 2012, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

Note 13 – Subsequent Events

On January 20, 2014, the Company issued a $5,000 unsecured convertible promissory note to Gerald Bender. The note bears interest at 12% per annum, is due January 20, 2015, and is convertible at $0.40 per share.  As an inducement to making the loan, the Company has agreed to issue 62,500 shares of its restricted common stock.  The 62,500 shares are yet to be issued at the date of this report.

On January 21, 2014, the Company issued a $25,000 unsecured convertible promissory note to Kim and John Rodell. The note bears interest at 12% per annum, is due January 21, 2015, and is convertible at $0.40 per share.  As an inducement to making the loan, the Company has agreed to issue 12,500 shares of its restricted common stock.  The 12,500 shares are yet to be issued at the date of this report.

On February 22, 2014, the Company and Shelimar Investments Ltd. entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 473,894 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $189,558.

On February 22, 2014, the Company and Juan Carlos Sabillion Davila entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 37,500 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $15,000.

On March 6, 2014, the Company and George Gamble entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 23,835 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $9,534.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures .

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2013:

1.

Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.

Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.

Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.

Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2013, we did not maintain effective internal control over financial reporting, involving the preparation and reporting of our financial statements presented in conformity with GAAP.

To remediate our internal control weaknesses, management intends to implement the following measures:

•

The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•

The Company will hire sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•

Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls is a continuing work in progress. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

On January 2, 2014, the Company appointed John Wittler as Chief Financial Officer.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since
Donald Mack	56	Chief Executive Officer and Director	7/1/2012
John Wittler	55	Chief Financial Officer	1/2/2014
Robert Paladino	56	Chief Revenue Officer and Director	7/1/2012
Yankel Rosenthal	45	Director and Chairman	7/1/2012
George Gamble	66	Secretary and Director	7/1/2012

Biography of Directors and Officers

Donald Mack has been the Chief Executive Officer and Director of the Company since July 1, 2012.  From 2002 to 2012, Mr. Mack was the Chief Executive Officer of Destiny Media Corp.  In 2009, he was a loan modification officer for Loan Modification Solutions & US Loan Modifications.  From January 2012 through May 2012, he worked as a sales representative for Metal Building Outlet.  Mr. Mack attended Red Rocks Community College in Colorado in 1982 with a focus on Solar Engineering and from Marin Community College in 2011 with a focus on Real Estate.  In 2003 Mr. Mack was charged with tax evasion that resulted in a felony in case 03-00142-LTB.

John Wittler was appointed the Chief Financial Officer of the Company on January 2, 2104.  Mr. Wittler operates as an executive for two separate companies.  From 1994 through the present, Mr. Wittler has been the Managing Director of Wittler International Inc., a consulting firm.  From January, 2012 to present, Mr. Wittler has been the Chief Financial Officer and a Director of Spartan Gold Ltd.  Mr. Wittler is a CPA and graduated from Ball State University in August 1981.

Robert Paladino has been the Chief Revenue Officer and Director of the Company since July 1, 2012.  Mr. Paladino has over thirty years of experience in the consumer product goods industry.  From 2005 to 2009, he was the Executive Vice President of Vivaro Corporation in New York City, NY and President of Kare Distribution, Vivaro’s wholly-owned national distribution subsidiary.  From 2009 through 2012, he worked with the business consultancy firm Infinity Brand Advisors in Tampa, FL.  Mr. Paladino served as the Chief Executive Officer for CoolJuice during its launch.  A graduate of West Virginia University, Mr. Paladino received a BS in business administration, marketing and furthered his studies in 1986 with Columbia University’s Executive Development Program.

Yankel Rosenthal has been the Chairman of the Board of Directors of the Company since July 1, 2012.  From 1991 to 2009, Mr. Rosenthal was a board member of Banco Continental and Banco de Occidente.  From 2001 through today, Mr. Rosenthal has been the President and majority shareholder of Marathon, a Honduran soccer team.  From 2003 to 2008, he was a senator in the Parlamento Centro Americano.  Mr. Rosenthal graduated from Santa Fe Community College in Honduras in 1990 with an Associate Degree in Agricultural Science and from the Volcani Institute in Israel in 1991 with a Post Graduate Degree in Horticultural Science.

George Palmer has been the Secretary and Director of the Company since July 1, 2012.  Mr. Palmer was a Director of Destiny Media Corporation since 2002.  In the past, Mr. Palmer has held executive positions with companies such as Paralogic Inc., Network Development Corp., Analytical Graphics, Inc., American Technology Corp., and Craif International, Inc.  Mr. Palmer attended Temple University with a focus on Business.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Family Relationships amongst Directors and Officers

There are no family relationships between the officers and directors.

Committees of the Board of Directors

Audit Committee

None.

Auditors

Our principal independent accountant is DKM Certified Public Accountants.

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  The responsibilities of an audit committee are handled by the board of directors.

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company.  The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting by non-employee directors.  Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.  Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors. Reasonable travel expenses are reimbursed.

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013.

Summary Compensation Table

							Nonqualified
						Nonequity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Awards (1)	Compensation	Earnings	Compensation	Total
		$	$	$	$	$	$	$	$

Donald Mack (2) Chief Executive Officer	2013	84,000	-	-	-	-	-	-	84,000
	2012	42,000	-	-	6,000	-	-	-	48,000

John Wittler (3) Chief Financial Officer	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Robert Paladino (4) Chief Revenue Officer	2013	84,000	-	-	-	-	-	-	84,000
	2012	84,000	-	-	6,000	-	-	-	90,000

Kerry Roberts (5) Chief Financial Officer	2013	1,250	-	-	-	-	-	-	1,250
	2012	3,074	-	-	-	-	-	-	3,074

Donald Slater (6) Chief Operating Officer	2013	-	-	-	-	-	-	-	-
	2012	8,500	-	-	-	-	-	-	8,500

(1)

Stock awards and options are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

(2)

In 2012, Mr. Mack received 600,000 options to purchase Common Stock which vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting.

(3)

Mr. Wittler was appointed as Chief Financial Officer on January 2, 2014.  He received 100,000 shares of Common Stock on the date of appointment and will receive 15,000 shares of Common Stock each month that he serves as Chief Financial Officer.

(4)

In 2012, Mr. Paladino received 600,000 options to purchase Common Stock which vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting.

(5)

Mr. Roberts resigned as Chief Financial Officer effective December 31, 2013. Mr. Roberts was paid as a subcontractor in 2012.

(6)

Mr. Slater resigned as Chief Operating Officer effective January 20, 2014. Mr. Slater was paid as a subcontractor in 2012.

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2013:

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan Awards:
								Incentive	market
			Equity					Plan Awards:	or payout
			Incentive					Number of	value of
			Plan				Market	unearned	unearned
			Awards:			Number of	value of	shares,	shares,
	Number of	Number of	number of			shares	shares	units or	units or
	shares	shares	shares			or units	or units	other	other
	underlying	underlying	underlying			of stock	of stock	rights	rights
	unexercised	unexercised	unexercised	Option	Option	that	that	that	that
	options	options	unearned	exercise	expiration	have not	have not	have not	have not
Name	exercisable	unexercisable	options	price	date	vested	vested	vested	vested
				$			$		$
Donald Mack	120,000	840,000	-	0.0001	(1)	-	-	-	-
Robert Paladino	120,000	840,000	-	0.0001	(1)	-	-	-	-

(1)

The stock options vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting.

Employment Agreements

Donald Mack, CEO

On July 1, 2012, Mr. Mack and the Company entered into an employment agreement for Mr. Mack to serve as the Chief Executive Officer of the Company.  Under the employment agreement, Mr. Mack will be devoting his full time to the affairs of the Company for a five year term.  Beginning year one, his annual salary is $84,000.  Upon the Company receiving a minimum of $1,000,000 in financing, his annual salary will be increased to $102,000.  Once an additional $3,000,000 of financing has been received, and the Company has been earning revenues of at least $20,000 per month, his annual salary will increase to $132,000.  At this point, he will also receive a life insurance policy of no less than $3,000,000.  Once the Company has received a minimum of $7,000,000 in financing and has had three consecutive months of revenues of at least $420,000 per month, his base annual salary will increase by $25,000 per year through the term of the agreement. In addition, once the Company achieves $7,000,000 raised and $120,000 in monthly revenue, they will be provided a car allowance of $750 per month.

As long as Mr. Mack remains employed by the Company and provided that the Company can make cash payments without compromising its financial stability, at the end of each fiscal year he shall receive an “earnings bonus”, paid in the form of cash, equal to 10% of the gross earnings before interest, taxes, depreciation and amortization.  This cash bonus shall be calculated at each fiscal year end and paid not later than 45 days subsequent to any fiscal year end.  To date, no bonuses have been earned, deferred or accrued.  These bonuses are cash bonuses and will only be earned and paid once the company meets the gross earning milestones as defined above.

In addition, when the Company obtains capital of greater than or equal to $500,000 and again at $1,000,000, Mr. Mack shall be issued options to purchase an amount of common shares equal to 5% of the issued and outstanding shares at the time prior to the registrant obtaining the capital at an exercise price of $0.0001 per share.  When the Company obtains capital of greater than or equal to $5,000,000 and again at $15,000,000, Mr. Mack shall be issued an option to purchase an amount of common shares equal to 10% of the issued and outstanding shares at the time prior to the Company obtaining the capital at an exercise price of $0.0001 per share.  Mr. Mack also received an option to purchase an additional 10,000 shares of common shares, at $0.0001 per share, per month of his employment for the term of the employment agreement.

Robert Paladino, CRO

On July 1, 2012, Mr. Paladino and the Company entered into an employment agreement for Mr. Paladino to serve as the Chief Revenue Officer of the Company.  Under the employment agreement, Mr. Paladino will be devoting his full time to the affairs of the Company for a five year term.  Beginning year one, his annual salary is $84,000.  Upon the Company receiving a minimum of $1,000,000 in financing, his annual salary will be increased to $102,000.  Once an additional $3,000,000 of financing has been received, and the Company has been earning revenues of at least $20,000 per month, his annual salary will increase to $132,000.  At this point, he will also receive a life insurance policy of no less than $3,000,000.  Once the Company has received a minimum of $7,000,000 in financing and has had three consecutive months of revenues of at least $420,000 per month, his base annual salary will increase by $25,000 per year through the term of the agreement. In addition, once the Company achieves $7,000,000 raised and $120,000 in monthly revenue, they will be provided a car allowance of $750 per month.

As long as Mr. Paladino remains employed by the Company and provided that the Company can make cash payments without compromising its financial stability, at the end of each fiscal year he shall receive an “earnings bonus”, paid in the form of cash, equal to 10% of the gross earnings before interest, taxes, depreciation and amortization.  This cash bonus shall be calculated at each fiscal year end and paid not later than 45 days subsequent to any fiscal year end.  To date, no bonuses have been earned, deferred or accrued.  These bonuses are cash bonuses and will only be earned and paid once the company meets the gross earning milestones as defined above.

In addition, when the Company obtains capital of greater than or equal to $500,000 and again at $1,000,000, Mr. Paladino shall be issued options to purchase an amount of common shares equal to 5% of the issued and outstanding shares at the time prior to the registrant obtaining the capital at an exercise price of $0.0001 per share.  When the Company obtains capital of greater than or equal to $5,000,000 and again at $15,000,000, Mr. Paladino shall be issued an option to purchase an amount of common shares equal to 10% of the issued and outstanding shares at the time prior to the Company obtaining the capital at an exercise price of $0.0001 per share.  Mr. Paladino also received an option to purchase an additional 10,000 shares of common shares, at $0.0001 per share, per month of his employment for the term of the employment agreement.

Consulting Agreements

The Company and Wittler International Inc., of which John Wittler is the sole shareholder, entered into a non-exclusive Consulting Agreement on January 2, 2014.  Under the agreement, Mr. Wittler serves as the Company’s Chief Financial Officer.  In connection with the consulting agreement, Mr. Wittler receives $6,000 per month.  These payments are deferred until the earlier of the registrant receiving funding of at least $1,000,000 or June 30, 2014.  Mr. Wittler received 100,000 common shares at the signing of the consulting agreement.  In addition, Mr. Wittler will receive 15,000 common shares at the end of each month, as well as receive an option priced at $0.0001 for an amount of shares equal to 1% of the issued and outstanding stock for each $1,000,000 received from an investor directly introduced by Mr. Wittler, and will be capped at 5% of the total amount of issued and outstanding stock.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of April 15, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of

Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Ownership (1)	Class (2)
Donald Mack (4) (5) (6)	Common Stock	1,138,851	8.26%
John Wittler (4) (7)	Common Stock	160,000	1.16%
Robert Paladino (4) (5) (6)	Common Stock	2,689,020	19.50%
Yankel Rosenthal (5) (8)	Common Stock	6,296,685	46.16%
George Gamble (5)	Common Stock	820,980	6.02%
All Directors and Officers as a Group	Common Stock	10,284,556	72.93%

(1)

"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.

(2)

For each shareholder, the calculation of percentage of beneficial ownership is based upon 13,642,391 shares of Common Stock outstanding as of March 31, 2014, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)

Unless otherwise indicated, the address of each person listed is c/o DMC Beverage Corp., 19563 East Mainstreet, Suite 206-i, Parker, CO, 80138

(4)

Indicates Officer.

(5)

Indicates Director.

(6)

Shares include 150,000 stock options exercisable within 60 days.

(7)

Shares include 160,000 shares to be issued within 60 days under consulting agreement.

(8)

Shares include 6,296,685 common shares beneficially owned by Shelimar Holdings Ltd., a British Virgin Islands business company, which are controlled by Mr.Yankel Rosenthal and his family.  Mr. Rosenthal has voting and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2013 and 2012, there were balances outstanding pursuant to a contract labor agreement from George Gamble, a founder, shareholder and Director of the Company, in the amount of $31,500.  Upon evaluation of performance goals, it was determined that $31,500 was due back to the Company. This amount may be offset against liabilities for future services.

During the year ended December 31, 2012, the Company advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the year ended December 31, 2013, the Company advanced an additional $29,280 to the Mr. Mack.  At December 31, 2013, the total amount of the advances of $42,730 was applied against accrued salaries owed to Mr. Mack.

At December 31, 2013 and 2012, the Company had contractor liability amounts due to George Gamble, Donald Mack, Rob Paladino, and Donald Slater, our former Chief Operating Officer, of $236,694 and $247,244, respectively.

At December 31, 2013 and 2012 the Company has amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble.

All related party transactions are approved by the Board of Directors.

Director Independence.  The Company’s board of directors consists of Donald Mack, Rob Paladino, Yankel Rosenthal and George Gamble.  None of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by DKM Certified Public Accountants for the audit of the Company’s annual financial statements were $7,500 for the year ended December 31, 2013.  The aggregate fees billed by Comiskey & Company for the audit of the Company’s annual financial statements were $10,000 for the year ended December 31, 2012.

Audit-Related Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any audit-related services.

Tax Fees

The aggregate fees billed by Golden Bear Management LLC for the preparation of the Company’s tax returns were $350 and $350 for the years ended December 31, 2013 and 2012, respectively.

All Other Fees

For the years ended December 31, 2013 and 2012, our principal accountants did not render any other services.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3	Articles of Incorporation	Form S-1	August 27, 2013
3.1	Amendment to Articles of Incorporation	Form S-1/A	November 12, 2013
3.2	Bylaws	Form S-1/A	November 12, 2013
5.1	Opinion of counsel	Form S-1	August 27, 2013
10.1	Employment Agreement between the registrant and Donald Mack, signed July 1, 2012	Form S-1/A	November 12, 2013
10.2	Employment Agreement between the registrant and Robert Paladino, signed July 1, 2012	Form S-1/A	November 12, 2013
10.3	Stock Option Agreement between the registrant and George Palmer, signed March 15, 2012	Form S-1/A	November 12, 2013
10.4	Stock Option Agreement between the registrant and Donald Mack, signed March 15, 2012	Form S-1/A	November 12, 2013
10.5	Consulting Agreement between the registrant and Wittler International Inc., signed January 2, 2014	Form 8-K	January 15, 2014
99.1	Employment Agreement between the registrant and Robert Paladino, signed July 1, 2012	Form S-1	August 27, 2013
99.2	Employment Agreement between the registrant and Donald Mack, signed July 1, 2012	Form S-1	August 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Beverage Corp.

/s/ Donald G. Mack

By: Donald G. Mack

Principal Executive Officer

Date:  April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Mack	CEO/ Director	April 15, 2014

/s/John S. Wittler	CFO	April 15, 2014

/s/Yankel Rosenthal	Director	April 15, 2014

/s/Robert A. Paladino	Director	April 15, 2014

/s/George Gamble	Director	April 15, 2014