Form 10-K/A
period 2014-03-31
DMC Beverage Corp.
filed 2014-05-05
CIK 1580426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

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

Explanatory Note

This amendment to the Form 10-K for the year ended December 31, 2013, originally filed on April 15, 2014, is being filed to correct the date of hire for two of our officers and to correct the name of our secretary and director throughout the document for consistency.

No other changes have been made to the 10-K, and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

			Held
			Position
Name	Age	Positions	Since
Donald Mack	56	Chief Executive Officer and Director	12 /1/2012
John Wittler	55	Chief Financial Officer	1/2/2014
Robert Paladino	56	Chief Revenue Officer and Director	12 /1/2012
Yankel Rosenthal	45	Director and Chairman	7/1/2012
George Palmer	66	Secretary and Director	7/1/2012

Biography of Directors and Officers

Donald Mack has been the Chief Executive Officer and Director of the Company since December 1, 2012.  From 2002 to 2012, Mr. Mack was the Chief Executive Officer of Destiny Media Corp.  In 2009, he was a loan modification officer for Loan Modification Solutions & US Loan Modifications.  From January 2012 through May 2012, he worked as a sales representative for Metal Building Outlet.  Mr. Mack attended Red Rocks Community College in Colorado in 1982 with a focus on Solar Engineering and from Marin Community College in 2011 with a focus on Real Estate.  In 2003 Mr. Mack was charged with tax evasion that resulted in a felony in case 03-00142-LTB.

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

Robert Paladino has been the Chief Revenue Officer and Director of the Company since December 1, 2012.  Mr. Paladino has over thirty years of experience in the consumer product goods industry.  From 2005 to 2009, he was the Executive Vice President of Vivaro Corporation in New York City, NY and President of Kare Distribution, Vivaro’s wholly-owned national distribution subsidiary.  From 2009 through 2012, he worked with the business consultancy firm Infinity Brand Advisors in Tampa, FL.  Mr. Paladino served as the Chief Executive Officer for CoolJuice during its launch.  A graduate of West Virginia University, Mr. Paladino received a BS in business administration, marketing and furthered his studies in 1986 with Columbia University’s Executive Development Program.

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

		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Ownership (1)	Class (2)
Donald Mack (4) (5) (6)	Common Stock	1,138,851	8.26%
John Wittler (4) (7)	Common Stock	160,000	1.16%
Robert Paladino (4) (5) (6)	Common Stock	2,689,020	19.50%
Yankel Rosenthal (5) (8)	Common Stock	6,296,685	46.16%
George Palmer (5)	Common Stock	18,868	0.14%
All Directors and Officers as a Group	Common Stock	10, 303,424	73.06%
George Gamble	Common Stock	820,980	6.02%

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

Director Independence.  The Company’s board of directors consists of Donald Mack, Rob Paladino, Yankel Rosenthal and George Palmer .  None of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

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

Date:  May 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Mack	CEO/ Director	May 5, 2014

/s/John S. Wittler	CFO	May 5, 2014

/s/Yankel Rosenthal	Director	May 5, 2014

/s/Robert A. Paladino	Director	May 5, 2014

/s/George Palmer	Director	May 5, 2014