Form 10-Q
period 2014-03-31
DMC Beverage Corp.
filed 2014-05-15
CIK 1580426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number:   333-190831

DMC Beverage Corp.

(Exact name of Registrant in its charter)

Delaware	01-0638346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19563 East Mainstreet, Suite 206-i Parker, CO	80138
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(888)645-8423

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2014:  Common Stock – 13,642,391

DMC BEVERAGE CORP.

Form 10-Q

MARCH 31, 2014

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

DMC Beverage Corp.

Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$ 9,679	$ 269

Total current assets	9,679	269

Property and equipment, net	12,147	12,939

Total assets	$ 21,826	$ 13,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 779,376	$ 756,935
Accrued expenses	329,632	281,115
Contractor liabilities	39,000	214,000
Coupon reimbursement liabilities	304,944	304,944
Accrued interest	132,741	154,300
Due to related parties	-	19,218
Line-of-credit and notes payable - related parties	238,463	395,901
Notes payable	64,803	60,000
Total current liabilities	1,888,959	2,186,413

Other liabilities:	-	-
Total liabilities	1,888,959	2,186,413

Commitments and contingencies

Stockholders' equity:

Preferred stock, 50,000,000 shares authorized, $0.0001 par value, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 13,642,391 and 13,642,391 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,364	1,364
Additional paid-in-capital	3,504,193	3,503,593
Common stock issuable	466,971	-
Retained earnings	(5,839,661)	(5,678,162)
Total stockholders' equity	(1,867,133)	(2,173,205)

Total liabilities and stockholders' equity	$ 21,826	$ 13,208

See accompanying notes to financial statements

DMC Beverage Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Sales, gross	$ -	$ -
Discounts	-	-

Sales, net of discounts	-	-

Cost of Sales	-	-

Gross profit (loss)	-	-

Selling, general and administrative expenses	133,917	37,333

Net loss from operations	(133,917)	(37,333)

Other income (expense):
Interest income	226	113
Interest expense	(27,808)	(27,791)
Total other income (expense)	(27,582)	(27,678)

Net loss before income taxes (benefit)	(161,499)	(65,011)

Provision (benefit) for income taxes	-	-

Net loss	$(161,499)	$ (65,011)

Net loss per common share - Basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding during the period - Basic and diluted	13,642,391	13,175,766

See accompanying notes to financial statements

DMC Beverage Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2013

Cash flows from operating activities:
Net loss	$ (161,499)	$ (65,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	792	776
Stock issued as debt discount for loan inducement	-	5,001
Stock based compensation	40,750	-
Stock option expense	600	600
Interest accrued on notes payable	24,255	27,791
Accretion of debt discount as interest	3,553	-
Changes in operating assets and liabilities:
Accounts payable	22,441	(3,781)
Accrued expenses	55,977	41,875
Contractor liabilities	-	(10,550)
Net cash used in operating activities	(13,131)	(3,299)

Cash flows provided by (used in) investing activities:
Cash advanced to related parties	(7,459)	(3,885)
Net cash used in investing activities	(7,459)	(3,885)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	-	6,000
Stock options exercised	-	12
Proceeds from issuance of notes payable	30,000	-
Net cash provided by financing activities	30,000	6,012

Net decrease in cash	9,410	(1,172)

Cash at beginning of period	269	2,905

Cash at end of period	$ 9,679	$ 1,733

Continued on next page

DMC Beverage Corp.

Statements of Cash Flows (Continued)

(Unaudited)

March 31,
	2013	2013

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock:
Notes payable - related parties	$ (157,438)	$ -
Notes payable	$ (10,000)	$ -
Accrued interest	$ (45,815)	$ -
Common stock issuable	$ 213,253	$ -

Conversion of contractor liabilities and amounts due to related parties to common stock:
Contractor liabilities	$ (175,000)	$ -
Due to related parties	$ (19,218)	$ -
Common stock issuable	$ 194,218	$ -

Common stock issuable as debt discount on notes payable:
Notes payable (debt discount)	$ (18,750)	$ -
Common stock issuable	$ 18,750	$ -

See accompanying notes to financial statements

DMC Beverage Corp.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 1 – Organization, Presentation and Going Concern

Organization

DMC Beverage Corp. (the “Company”) was incorporated in Delaware on November 1, 2002 as Destiny Media Corp. (“Destiny”).

On July 1, 2012, GBX Companies, Inc. (“GBX”) and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date. As a result of the Merger Agreement, former shareholders of GBX owned 86% of the Company and our principal business became the business of GBX, the juice beverage manufacture and sales industry.  After the merger, the Company changed its name to DMC Beverage Corp (“DMC”), to reflect the Company’s focus on juice.

The merger has been accounted for as a reverse acquisition with GBX as the accounting acquirer.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows for the interim periods reported in this Form 10-Q.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with the 2013 audited annual financial statements included in the amended Annual Report on Form 10 K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $161,499 and $65,011 for the three months ended March 31, 2014 and 2013.  The Company has a stockholders’ deficit of $1,867,133 at March 31, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Note 2 – Property and Equipment, net

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Machinery and equipment	$ 18,451	$ 18,451
Office equipment	5,562	5,562
	24,013	24,013
Less accumulated depreciation	(11,866)	(11,074)
Property and equipment, net	$ 12,147	$ 12,939

Depreciation expense was $792 and $776 for the three months ended March 31, 2014 and 2013, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 3 – Contractor Liabilities

At March 31, 2014 and December 31, 2013 contractor liabilities totaled $39,000 and $214,000, respectively. These amounts are accrued under consulting agreements as deferred contract labor and employment agreement entered into during 2012. During the three months ended March 31, 2014, $175,000 of contractor liabilities were converted into 437,500 shares of the Company’s restricted common stock, which remains issuable at March 31, 2014.  As of March 31, 2014 and December 31, 2013, amounts recorded in this amount of, $39,000 and $205,194, respectively were due to related parties.

Note 4 – Coupon Reimbursement Liabilities

Amounts included in the account were coupon redemptions received by third party coupon clearing houses and submitted to the Company for payment. Upon being unpaid by the Company, the third party coupon clearing houses charged redemption amounts back to the customers of the Company. The customers then billed the Company for the coupon amounts not honored.

Note 5 – Line-of-Credit and Notes Payable – Related Parties

At March 31, 2014 and December 31, a line-of-credit and notes payable to related parties consisted of the following:

	March 31,	December 31,
	2014	2013

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated November 1, 2009, in the amount of $23,963, bearing interest at 18% and was due on December 31, 2011.  The note is in default and is accruing interest at a default rate of 36% since the date of default.

	$ 23,963	$ 23,963

Promissory note to Alfred Restaino, Jr, a shareholder of the Company, dated January 3, 2011, in the amount of $106,000, bearing interest at 6% and was due on December 3, 2011. During the three months ended March 31, 2014, $6,000 of the note and accrued interest totalling $2,695 was converted into 21,738 shares of the Company's common stock, which remains issuable at March 31, 2014. The note is in default and is accruing interest at a default rate of 15% since the date of default.	100,000	106,000

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated February 18, 2011, in the amount of $10,000, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	10,000	10,000

Promissory note to Shelimar Holdings LTD ("Shelimar"), of which the Company's Chairman of the Board of Directors is the President of Shelimar, dated November 28, 2011, in the amount of $125,000, bearing interest at 8% and was due on January 28, 2012. During the three months ended March 31, 2014, the note and accrued interest totalling $36,145 was converted into 368,959 shares of the Company's common stock, which remains issuable at March 31, 2014.	-	111,438

Promissory note to Sean McBride, a shareholder of the Company, dated January 2, 2012, in the amount of $79,500, bearing interest at 8% and was due on June 30, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	79,500	79,500

Promissory note to Roger Shorthill, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to LeeAnna Marchel, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Rick and Cyndi DeGarlais, shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Alfred Restaino, Jr., shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Teresa Poletz, a shareholder of the Company, dated June 26, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 26, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Shelimar, dated July 8, 2013, in the amount of $40,000 and bearing interest at 8% and due the earlier of July 8, 2014 or upon the Company receiving $500,000 in funding from a lender. During the three months ended March 31, 2014, the note and accrued interest totalling $1,974 was converted into 104,935 shares of the Company's common stock, which remains issuable at March 31, 2014.	-	40,000
	238,463	395,901
Less current portion	(238,463)	(395,901)
Line-of-credit and notes payable - related parties, net of current portion	$ -	$ -

Note 6 – Notes Payable

At March 31, 2014 and December 31, notes payable to unrelated parties consisted of the following:

	December 31,
	2013	2012

Convertible promissory note to David Sample dated April 27, 2012, in the amount of $50,000, bearing interest at 18% and was due on October 27, 2012.  The note is in default and is accruing interest at a default rate of 24% since the date of default.  The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.10 per share.

	$ 50,000	$ 50,000

Promissory note to Juan Carlos Sabillon Davila dated July 18, 2013, in the amount of $5,000, with a flat interest fee of $5,000 and is due the earlier of July 18, 2014 or upon the Company receiving $500,000 in funding from a lender. During the three months ended March 31, 2014, the note and accrued interest totalling $5,000 was converted into 37,500 shares of the Company's common stock, which remains issuable at March 31, 2014.	-	10,000

Convertible promissory note to Gerald Bender dated January 20, 2014, in the amount of $5,000, bearing interest at 12% and is due on January 20, 2015. The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 12,500 shares of the Company's common stock, valued at $3,125, are issuable at March 31, 2014 as an inducement to make the loan, which is accounted for as a debt dicount. The unamortized debt discount at March 31, 2014 was $2,526.	2,474	-

Convertible promissory note to Kim and John Rodell dated January 21, 2014, in the amount of $25,000, bearing interest at 12% and is due on January 21, 2015. The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 62,500 shares of the Company's common stock, valued at $15,625, are issuable at March 31, 2014 as an inducement to make the loan, which is accounted for as a debt dicount. The unamortized debt discount at March 31, 2014 was $12,671.	12,329	-
	64,803	60,000
Less current portion	(64,803)	(60,000)
Notes payable, net of current portion	$ -	$ -

Note 7 – Related Party Transactions

As of December 31, 2012, the Company had advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company advanced an additional $7,459 and $29,280, respectively, to the Officer and Director.  At March 31, 2014 and December 31, 2013, the total amount of the advances, including accrued interest, of $50,414 and $42,730, respectively, was applied against accrued salaries owed to the Officer and Director.

At December 31, 2013, the Company had contractor liability amounts due to shareholders of the Company, including George Gamble, a founder of the company, shareholder and former officer, Rob Paladino, our Chief Revenue Officer, and Donald Slater, our former Chief Operating Officer, and Teresa Poletz, a shareholder, of $236,694.  Also as of December 31, 2013, there were balances outstanding pursuant to a contract labor agreement from George Gamble in the amount of $31,500.  Upon evaluation of performance goals, it was determined that $31,500 was due back to the Company. This amount has been offset against contractor liabilities for Mr. Gamble.  During the three months ending March 31, 2014, $175,000 of the amounts outstanding were converted into 437,500 shares of the Company’s restricted common stock which remain issuable at March 31, 2014.

At December 31, 2013, the Company had amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble.  During the three months ended March 31, 2014, this amount has been converted into 48,046 shares of the Company’s restricted common stock which remain issuable at March 31, 2014.

Note 8 – Stockholders’ Equity

Authorized Capital

The Company has 2,000,000,000 authorized shares of Common Stock at $0.0001 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

Common Stock

During the three months ended March 31, 2014, the Company agreed to issue an aggregate of 75,000 shares of its restricted common stock valued at $18,750 to two lenders as inducements to make the loans, to issue 145,000 shares to its chief financial officer per an employment contract valued at $40,750, to convert $213,253 of notes payable and accrued interest into 533,132 shares of its restricted common stock, $194,218 of contractor liabilities and other amounts due to related parties into 485,546 shares of its restricted common stock.  The total of 1,238,678 shares valued at $466,971 remains unissued at March 31, 2014 and in included in the equity section of the balance sheet as common stock issuable.

Stock Options

The following summarizes options outstanding at December 31, 2012 and option activity for the year ended December 31, 2013 and the three months ended March 31, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2012	1,766,037	1,305,000	3,071,037	0.170

Options granted	-	-	-	-

Options exercised	(240,000)	-	(240,000)	0.001

Options cancelled or expired	-	-	-	-

Outstanding at December 31, 2013 and March 31, 2014	1,526,037	1,305,000	2,831,037	$ 0.186

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at March 31, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$0.0001	960,000	8.22	$0.0001	$ 143,904	180,000	$0.0001	$ 26,982
$0.0053	566,037	4.96	$0.0053	81,906	566,037	$0.0053	81,906
	1,526,037		$0.0020	$ 225,810	746,037	$0.0040	$ 108,888

Vested amount of the options of $600 and $600 was expensed as stock-based compensation for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was unrecognized compensation costs of $7,800 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.6 years as of March 31, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at March 31, 2014:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$0.40	1,305,000	7.14	$0.00	$ -	1,305,000	$0.00	$ -

Warrants

The following table summarizes warrant activity for the three months ended March 31, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value
Granted in 2013	296,000	$ 1.00	-	$ -
Outstanding at December 31, 2013 and March 31, 2014	296,000	$ 1.00	0.08	$ -
Exercisable at December 31, 2013 and March 31, 2014	296,000	$ 1.00	0.08	$ -
Weighted Average Grant Date Fair Value		$ -

Note 9 – Commitments and Contingencies

Operating Lease Commitments

The Company leases executive office space for its corporate office on a month to month basis and can be terminated with a thirty day notice.  Base rent is $225 per month.  The Company believes this office space is satisfactory for its current needs.  Rent expense for the three months ended March 31, 2014 and 2013 was $675 and $-0-, respectively.

Security Interests in Common Stock

As of March 31, 2014 and December 31, 2013, related party note holders held security interests in 109,091 and 269,091 shares of the Company’s common stock as collateral to notes payable totaling $125,000 and $171,000, respectively.

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

At March 31, 2014 and December 31, 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no events that warrant disclosure or recognition in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "future," "potential," "estimate," "encourage," "opportunity," "growth," "leader," "expect," "intend," "plan," "expand," "focus," "through," "strategy," "provide," "offer," "allow," commitment," "implement," "result," "increase," "establish," "perform," "make," "continue," "can," "ongoing," "include" or the negative of such terms or comparable terminology.  All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law.  Our actual results could differ materially from the forward-looking statements.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

DMC Beverage Corp. (the “Company”, "DMC", “we”, “us”, or “our”) is in the juice beverage manufacture and sales industry, under the brand name “CoolJuice”.

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

Company History

DMC Beverage Corp. (the “Company”) was incorporated in Delaware on November 1, 2002 as Destiny Media Corp. (“Destiny”).

On July 1, 2012, GBX Companies, Inc. (“GBX”) and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date. As a result of the Merger Agreement, former shareholders of GBX owned 86% of the Company and our principal business became the business of GBX, the juice beverage manufacture and sales industry.  After the merger, the Company changed its name to DMC Beverage Corp (“DMC”), to reflect the Company’s focus on juice.

Plan of Operation

The CoolJuice business plan is to build a profitable business in the all-natural, better-for-you, nutritious arena, with the intent of selling in the next three to five years to a major consumer packaged goods company.

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

The Company had no revenues for the three months ended March 31, 2014 and 2103.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $133,917 compared to $37,333 for the three months ended March 31, 2013, an increase of $96,584 or 259%. The increase in expenses during 2014 was attributable to efforts to re-launch the Company’s operations and in becoming a public reporting company.  Selling, general and administrative expenses incurred during the three months ended March 31, 2014 consisted of: (i) officers’ salaries of $60,000 (2013: $42,000); (ii) stock based compensation and stock option expenses of $41,350 (2013: $600); (iii) audit and legal fees of $28,000 (2013: $500); and (iv) other overhead expenses of $4,567 (2013: recovery of $5,767).

Our net loss from operations for the three months ended March 31, 2014 was $133,917 as compared to $37,333 for the three months ended March 31, 2013.

Net Loss

Other expenses incurred during the three months ended March 31, 2014 included: interest expense of $27,808 (2013: $27,791); offset by interest income of $226 (2013: $113).

Our net loss for the three months ended March 31, 2014 was $161,499 compared to $65,011 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Overview

The Company historically has utilized various credit facilities to fund working capital needs, acquisitions and capital expenditures. Future cash needs for working capital, acquisitions and capital expenditures may require management to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

For the three months ended March 31, 2014, we funded our operations through borrowings from third parties, while for the three months ended March 31, 2013, we funded our operations through sales of our common stock. Our principal use of funds during the three months ended March 31, 2014 has been for general corporate expenses.  Management believes that based on the current level of operations and cash flow from operations, the Company will have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months.

Liquidity and Capital Resources during the Three Months ended March 31, 2014 compared to the Three Months ended March 31, 2013

As of March 31, 2014, we had cash of $9,679 and a deficit in working capital of $1,879,280.  The Company used cash in operations of $13,131 for the three months ended March 31, 2014 compared to cash used in operations of $3,299 for the three months ended March 31, 2013. The cash used in operating activities for the three months ended March 31, 2014 was primarily attributable to the Company's net loss of $161,499, offset by depreciation of $792, stock based compensation of $40,750, stock option expense of $600, interest accrued on notes payable of $24,255, accretion of debt discounts as interest of $3,553, and the net changes in operating assets and liabilities of $78,418.  Cash used in operations for the three months ended March 31, 2013 was primarily attributable to the Company's net loss of $65,011, offset by depreciation of $776, stock issued as debt discount for loan inducement of $5,001, stock option expense of $600, interest accrued on notes payable of $27,791, and net changes in operating assets and liabilities of $27,544.

Cash used in investing activities was $7,459 and $3,885 for the three months ended March 31, 2014 and 2013, respectively, and consisted entirely of advances to related parties.

Cash from financing activities was $30,000 and $6,012 for the three months ended March 31, 2014 and 2013, respectively.  Cash from in financing activities for the three months ended March 31, 2014 included $30,000 of proceeds from the issuance of notes payable.  Cash from financing activities for the three months ended March 31, 2013 include $6,000 from the sale of common stock and $12 from stock options exercised.

At March 31, 2014, we had a cash balance of $9,679. We anticipate cash needs of approximately $75,000 to sustain our current level of operations. On February 14, 2014, we received effectiveness of our Registration Statement on Form S-1.  We had registered up to 8,000,000 shares of our common stock to be sold at a proposed offering price of $.50 per share for an aggregate of $4,000,000.  As we were unable to raise capital from the offering, we terminated the registration statement and deregistered all of the securities that were unsold under the registration statement.  We are currently evaluating alternative sources to raise capital.

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

On January 31 2014, the Company and Rachel Moore entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 22,015 shares of its restricted common stock in conversion of the promissory note of $8,806.

On January 31, 2014, the Company and Al Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 21,738 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $8,695.

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

On March 31 2014, the Company and Robert Paladino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 299,696 shares of its restricted common stock in conversion of the promissory note of $119,878.

On March 31 2014, the Company and Teresa Poletz entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 140,000 shares of its restricted common stock in conversion of the promissory note of $56,000.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements as of and for the year ended December 31, 2013, included in our amended Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission's rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

At March 31, 2014 and December 31, 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On January 31 2014, the Company and Rachel Moore entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 22,015 shares of its restricted common stock in conversion of the promissory note of $8,806.

On January 31, 2014, the Company and Al Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 21,738 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $8,695.

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

On March 31 2014, the Company and Robert Paladino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 299,696 shares of its restricted common stock in conversion of the promissory note of $119,878.

On March 31 2014, the Company and Teresa Poletz entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 140,000 shares of its restricted common stock in conversion of the promissory note of $56,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 5 and 6 of the Notes to the Financial Statements dated March 31, 2014.

Susanne Woods	$ 23,963
Alfred Restaino	100,000
Susanne Woods	10,000
Sean McBride	79,500
David Sample	50,000
$ 263,463

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**    XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC Beverage Corp.

Date: May 15, 2014	By: /s/ Donald G. Mack
Donald G. Mack
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)