Form 10-Q
period 2014-06-30
DMC Beverage Corp.
filed 2014-08-19
CIK 1580426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number:   333-190831

DMC Beverage Corp.

(Exact name of Registrant in its charter)

Delaware	01-0638346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19563 East Mainstreet, Suite 206-i Parker, CO	80138
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(888) 645-8423

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

The number of outstanding shares of the registrant's common stock, August 19, 2014:  Common Stock – 13,642,391

DMC BEVERAGE CORP.

Form 10-Q

JUNE 30, 2014

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

DMC Beverage Corp.

Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$ 358	$ 269

Total current assets	358	269

Property and equipment, net	11,355	12,939

Total assets	$ 11,713	$ 13,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 855,015	$ 756,935
Accrued expenses	320,279	281,115
Contractor liabilities	-	214,000
Coupon reimbursement liabilities	205,552	304,944
Accrued interest	96,030	154,300
Due to related parties	-	19,218
Line-of-credit and notes payable - related parties	150,463	395,901
Notes payable	50,000	60,000
Total current liabilities	1,677,339	2,186,413

Other liabilities:	-	-
Total liabilities	1,677,339	2,186,413

Commitments and contingencies

Stockholders' equity:

Preferred stock, 50,000,000 shares authorized, $0.0001 par value, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 13,642,391 and 13,642,391 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,364	1,364
Additional paid-in-capital	3,504,793	3,503,593
Common stock issuable	702,556	-
Retained earnings	(5,874,339)	(5,678,162)
Total stockholders' equity	(1,665,626)	(2,173,205)

Total liabilities and stockholders' equity	$ 11,713	$ 13,208

See accompanying notes to financial statements

DMC Beverage Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2014	2013	2013

Sales, gross	$ -	$ -	$ -	$ -
Discounts	-	-	-	-

Sales, net of discounts	-	-	-	-

Cost of Sales	-	-	-	-

Gross profit (loss)	-	-	-	-

Selling, general and administrative expenses	856	94,475	134,773	131,808

Net loss from operations	(856)	(94,475)	(134,773)	(131,808)

Other income (expense):
Interest income	249	100	475	213
Interest expense	(34,071)	(35,162)	(61,879)	(62,953)
Total other income (expense)	(33,822)	(35,062)	(61,404)	(62,740)

Net loss before income taxes (benefit)	(34,678)	(129,537)	(196,177)	(194,548)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$ (34,678)	$(129,537)	$(196,177)	$(194,548)

Net loss per common share - Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding during the period - Basic and diluted	13,642,391	13,368,194	13,642,194	13,272,512

See accompanying notes to financial statements

DMC Beverage Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2013

Cash flows from operating activities:
Net loss	$ (196,177)	$ (194,548)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,584	1,552
Stock issued as debt discount for loan inducement	-	5,001
Stock based compensation	63,750	37,000
Stock option expense	1,200	1,200
Issuance of notes payable for financing fees	-	10,020
Interest accrued on notes payable	43,129	57,952
Accretion of debt discount as interest	18,750	-
Changes in operating assets and liabilities:
Accounts payable	98,080	1,303
Accrued expenses	47,558	85,807
Coupon reimbursement liabilities	(99,392)	-
Contractor liabilities	-	(10,550)
Net cash used in operating activities	(21,518)	(5,263)

Cash flows provided by (used in) investing activities:
Cash advanced to related parties, net	(8,393)	(7,885)
Net cash used in investing activities	(8,393)	(7,885)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	-	11,265
Stock options exercised	-	24
Proceeds from issuance of notes payable	30,000	-
Proceeds from issuance of notes payable – related parties	-	20,000
Net cash provided by financing activities	30,000	31,289

Net decrease in cash	89	18,141

Cash at beginning of period	269	2,905

Cash at end of period	$ 358	$ 21,046

Continued on next page

DMC Beverage Corp.

Statements of Cash Flows (Continued)

(Unaudited)

March 31,
	2013	2013

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -

Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock:
Notes payable - related parties	$ (257,439)	$(10,020)
Notes payable	$ (40,000)	$ -
Accrued interest	$ (89,399)	$ (419)
Common stock	$ -	$ 10
Additional paid in capital	$ -	$ 10,429
Common stock issuable	$ 386,838	$ -

Conversion of contractor liabilities and amounts due to related parties to common stock:
Contractor liabilities	$ (214,000)	$ -
Due to related parties	$ (19,218)	$ -
Common stock issuable	$ 233,218	$ -

Common stock issuable as debt discount on notes payable:
Notes payable (debt discount)	$ (18,750)	$ -
Common stock issuable	$ 18,750	$ -

Assignment of notes payable:
Notes payable – related parties	$ (20,000)	$ -
Accrued interest	$ (12,000)	$ -
Notes payable – related parties	$ 32,000	$ -

See accompanying notes to financial statements

DMC Beverage Corp.

Notes to Financial Statements

June 30, 2014

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statement presentation and in accordance with Form 10-Q.  Accordingly, they do not include all of the information and footnotes required in annual financial statements.  In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.  The results of operations presented are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

These unaudited financial statements should be read in conjunction with the 2013 audited annual financial statements included in the amended Annual Report on Form 10 K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $196,177 and $194,548 for the six months ended June 30, 2014 and 2013.  The Company has a stockholders’ deficit of $1,665,626 at June 30, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Note 2 – Property and Equipment, net

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Machinery and equipment	$ 18,451	$ 18,451
Office equipment	5,562	5,562
	24,013	24,013
Less accumulated depreciation	(12,658)	(11,074)
Property and equipment, net	$ 11,355	$ 12,939

Depreciation expense was $1,584 and $1,552 for the six months ended June 30, 2014 and 2013, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments.  Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 3 – Contractor Liabilities

At June 30, 2014 and December 31, 2013 contractor liabilities totaled $-0- and $214,000, respectively. These amounts are accrued under consulting agreements as deferred contract labor and employment agreement entered into during 2012. During the six months ended June 30, 2014, $214,000 of contractor liabilities were converted into 535,000 shares of the Company’s restricted common stock, which remains issuable at June 30, 2014.  As of June 30, 2014 and December 31, 2013, amounts recorded in the amount of, $-0- and $205,194, respectively were due to related parties.

Note 4 – Coupon Reimbursement Liabilities

Amounts included in the account were coupon redemptions received by third party coupon clearing houses and submitted to the Company for payment. Upon being unpaid by the Company, the third party coupon clearing houses charged redemption amounts back to the customers of the Company. The customers then billed the Company for the coupon amounts not honored.  During the six months ended June 30, 2104, $99,392 were deemed to be expired and credited to operating expenses.

Note 5 – Line-of-Credit and Notes Payable – Related Parties

At June 30, 2014 and December 31, 2013, a line-of-credit and notes payable to related parties consisted of the following:

	June 30,	December 31,
	2014	2013

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated November 1, 2009, in the amount of $23,963, bearing interest at 18% and was due on December 31, 2011.  The note is in default and is accruing interest at a default rate of 36% since the date of default.

	$ 23,963	$ 23,963

Promissory note to Alfred Restaino, Jr, a shareholder of the Company, dated January 3, 2011, in the amount of $106,000, bearing interest at 6% and was due on December 3, 2011. During the six months ended June 30, 2014, the note and accrued interest totaling $45,590 was converted into 378,975 shares of the Company’s common stock, which remains issuable at June 30, 2014	-	106,000

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated February 18, 2011, in the amount of $10,000, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	10,000	10,000

Promissory note to Shelimar Holdings LTD ("Shelimar"), of which the Company's Chairman of the Board of Directors is the President of Shelimar, dated November 28, 2011, in the amount of $125,000, bearing interest at 8% and was due on January 28, 2012. During the six months ended June 30, 2014, the note and accrued interest totaling $36,145 was converted into 368,959 shares of the Company’s common stock, which remains issuable at June 30, 2014	-	111,438

Promissory note to Sean McBride, a shareholder of the Company, dated January 2, 2012, in the amount of $79,500, bearing interest at 8% and was due on June 30, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	79,500	79,500

	June 30, 2014	December 31, 2013
Promissory note to Roger Shorthill, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	-	5,000

Promissory note to LeeAnna Marchel, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino	-	5,000

Promissory note to Rick and Cyndi DeGarlais, shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Alfred Restaino, Jr., shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino	-	5,000

Promissory note to Teresa Poletz, a shareholder of the Company, dated June 26, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 26, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	-	5,000

Promissory note to Shelimar, dated July 8, 2013, in the amount of $40,000 and bearing interest at 8% and due the earlier of July 8, 2014 or upon the Company receiving $500,000 in funding from a lender. During the six months ended June 30, 2014, the note and accrued interest totalling $1,974 was converted into 104,935 shares of the Company's common stock, which remains issuable at June 30, 2014.	-	40,000
Promissory note to Robert Paladino, an officer and shareholder of the Company, dated June 27, 2014, in the amount of $32,000, which bears no interest and is due upon the Company receiving $500,000 in funding from a lender.	32,000	-
	150,463	395,901
Less current portion	(150,463)	(395,901)
Line-of-credit and notes payable - related parties, net of current portion	$ -	$ -

Note 6 – Notes Payable

At June 30, 2014 and December 31, 2013, notes payable to unrelated parties consisted of the following:

	June 30, 2014	December 31, 2013

Convertible promissory note to David Sample dated April 27, 2012, in the amount of $50,000, bearing interest at 18% and was due on October 27, 2012.  The note is in default and is accruing interest at a default rate of 24% since the date of default.  The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.10 per share.

	$ 50,000	$ 50,000

Promissory note to Juan Carlos Sabillon Davila dated July 18, 2013, in the amount of $5,000, with a flat interest fee of $5,000 and is due the earlier of July 18, 2014 or upon the Company receiving $500,000 in funding from a lender. During the six months ended June 30, 2014, the note and accrued interest totaling $5,000 was converted into 37,500 shares of the Company’s common stock, which remains issuable at June 30, 2014.	-	10,000

Convertible promissory note to Gerald Bender dated January 20, 2014, in the amount of $5,000, bearing interest at 12% and is due on January 20, 2015.  The note was convertible at the option of the lender into shares of the Company’s common stock at a conversion rate of $0.40 per share.  12,500 shares of the Company’s common stock, valued at $3,125, are issuable at June 30, 2014 as an inducement to make the loan, which was accounted for as a debt discount.  During the six months ended June 30, 2014, the note and accrued interest totaling $115 was converted into 12,787 shares of the Company’s common stock, which remains issuable at June 30, 2014.

	-	-

Convertible promissory note to Kim and John Rodell dated January 21, 2014, in the amount of $25,000, bearing interest at 12% and is due on January 21, 2015.  The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 62,500 shares of the Company's common stock, valued at $15,625, are issuable at June 30, 2014 as an inducement to make the loan, which is accounted for as a debt discount.  During the six months ended June 30, 2014, the note and accrued interest totaling $575 was converted into 63,939 shares of the Company’s common stock, which remains issuable at June 30, 2014.

	-	-
	50,000	60,000
Less current portion	(50,000)	(60,000)
Notes payable, net of current portion	$ -	$ -

Note 7 – Related Party Transactions

As of December 31, 2012, the Company had advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company advanced an additional $8,493 and $29,280, respectively, to the Officer and Director.  At June 30, 2014 and December 31, 2013, the total amount of the advances, including accrued interest, of $51,697 and $42,730, respectively, was applied against accrued salaries owed to the Officer and Director.

At December 31, 2013, the Company had contractor liability amounts due to shareholders of the Company, including George Gamble, a founder of the company, shareholder and former officer, Rob Paladino, our Chief Revenue Officer, and Donald Slater, our former Chief Operating Officer, and Teresa Poletz, a shareholder, of $236,694.  Also as of December 31, 2013, there were balances outstanding pursuant to a contract labor agreement from George Gamble in the amount of $31,500.  Upon evaluation of performance goals, it was determined that $31,500 was due back to the Company. This amount has been offset against contractor liabilities for Mr. Gamble.  During the six months ending June 30, 2014, the total amount outstanding of $236,694 were converted into 535,000 shares of the Company’s restricted common stock which remain issuable at June 30, 2014.

At December 31, 2013, the Company had amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble.  During the six months ended June 30, 2014, this amount has been converted into 48,046 shares of the Company’s restricted common stock which remain issuable at June 30, 2014.

Note 8 – Stockholders’ Equity

Authorized Capital

The Company has 2,000,000,000 authorized shares of Common Stock at $0.0001 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

Common Stock

During the six months ended June 30, 2014, the Company agreed to issue an aggregate of 75,000 shares of its restricted common stock valued at $18,750 to two lenders as inducements to make the loans, to issue 190,000 shares to its chief financial officer per an employment contract valued at $58,750, to convert $386,838 of notes payable and accrued interest into 967,095 shares of its restricted common stock, $233,218 of contractor liabilities and other amounts due to related parties into 583,046 shares of its restricted common stock, and 18,344 shares of its common stock as payment for services from outside third parties valued at $5,000.  The total of 1,833,485 shares valued at $702,556 remains unissued at June 30, 2014 and in included in the equity section of the balance sheet as common stock issuable.

Stock Options

The following summarizes options outstanding at December 31, 2012 and option activity for the year ended December 31, 2013 and the six months ended June 30, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2012	1,766,037	1,305,000	3,071,037	0.170

Options granted	-	-	-	-

Options exercised	(240,000)	-	(240,000)	0.001

Options cancelled or expired	-	-	-	-

Outstanding at December 31, 2013 and June 30, 2014	1,526,037	1,305,000	2,831,037	$ 0.186

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at June 30, 2014:

	Options outstanding				Options vested and exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$0.0001	960,000	7.97	$0.0001	$ 143,904	240,000	$0.0001	$ 35,976
$0.0053	566,037	4.71	$0.0053	81,906	566,037	$0.0053	81,906
	1,526,037		$0.0020	$225,810	806,037	$0.0040	$ 117,882

Vested amount of the options of $1,200 and $1,200 was expensed as stock-based compensation for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was unrecognized compensation costs of $7,200 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.5 years as of June 30, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at June 30, 2014:

	Options outstanding				Options vested and exercisable
Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
	Number	contractual	exercise	intrinsic	Number	exercise	intrinsic
Exercise price	outstanding	life (years)	price	value	vested	price	value
$0.40	1,305,000	6.89	$0.40	$ -	1,305,000	$0.40	$ -

Warrants

The following table summarizes warrant activity for the six months ended June 30, 2014:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of warrants	price	term (years)	value
Granted in 2013	296,000	$ 1.00	-	$ -
Outstanding at December 31, 2013	296,000	$ 1.00	-	$ -
Expired in 2014	(296,000)	$ 1.00	-	$ -
Exercisable at June 30, 2014	-	$ 1.00	-	$ -
Weighted Average Grant Date Fair Value		$ -

Note 9 – Commitments and Contingencies

Operating Lease Commitments

The Company leases executive office space for its corporate office on a month to month basis and can be terminated with a thirty day notice.  Base rent is $225 per month.  The Company believes this office space is satisfactory for its current needs.  Rent expense for the six months ended June 30, 2014 and 2013 was $1,875 and $-0-, respectively.

Security Interests in Common Stock

As of June 30, 2014 and December 31, 2013, related party note holders held security interests in 20,000 and 269,091 shares of the Company’s common stock as collateral to notes payable totaling $5,000 and $171,000, respectively.

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

At June 30, 2014 and December 31, 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

Note 10 – Subsequent Events

On July 28, 2014, the Company formed CoolJuice Beverage Company, a Colorado corporation, as a wholly-owned subsidiary.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no events that warrant disclosure or recognition in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

DMC Beverage Corp. is in the juice beverage manufacture and sales industry, under the brand name “CoolJuice”.

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

On July 28, 2014, the Company formed CoolJuice Beverage Company, a Colorado corporation, as a wholly-owned subsidiary.

Plan of Operation

The CoolJuice business plan is to build a profitable business in the all-natural, better-for-you, nutritious arena, with the intent of selling in the next six to five years to a major consumer packaged goods company.

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

The Company had no revenues for the three months ended June 30, 2014 and 2103.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 were $856 compared to $94,475 for the three months ended June 30, 2013, a decrease of $93,619 or 99%. The decrease in expenses during 2014 was attributable to a recovery of expense for coupons which expired during the three months ended June 30, 2014 of $99,392.  Selling, general and administrative expenses incurred during the six months ended June 30, 2014 consisted of: (i) officers’ salaries of $60,000 (2013: $42,000); (ii) stock based compensation and stock option expenses of $23,600 (2013: $37,600); (iii) audit and legal fees of $9,941 (2013: $-0-); and (iv) other overhead expenses of -$92,685 (2013: $14,875).

Our net loss from operations for three months ended June 30, 2014 was $856 as compared to $94,475 for the three months ended June 30, 2013.

Net Loss

Other expenses incurred during the three months ended June 30, 2014 included: interest expense of $34,071 (2013: $35,162); offset by interest income of $249 (2013: $100).

Our net loss for the three months ended June 30, 2014 was $34,678 compared to $129,537 for the three months ended June 30, 2013.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

The Company had no revenues for the six months ended June 30, 2014 and 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 were $134,773 compared to $131,808 for the six months ended June 30, 2013, an increase of $2,965 or 2%. The increase in expenses during 2014 was attributable to efforts to re-launch the Company’s operations and in becoming a public reporting company, offset by a recovery of expense for coupons which expired during the three months ended June 30, 2014 of $99,392.  Selling, general and administrative expenses incurred during the six months ended June 30, 2014 consisted of: (i) officers’ salaries of $120,000 (2013: $84,000); (ii) stock based compensation and stock option expenses of $64,950 (2013: $38,200); (iii) audit and legal fees of $37,941 (2013: $500); and (iv) other overhead expenses of -$88,118 (2013: $9,108).

Our net loss from operations for the six months ended June 30, 2014 was $134,773 as compared to $131,808 for the six months ended June 30, 2013.

Net Loss

Other expenses incurred during the six months ended June 30, 2014 included: interest expense of $61,879 (2013: $62,953); offset by interest income of $475 (2013: $213).

Our net loss for the six months ended June 30, 2014 was $196,177 compared to $194,548 for the six months ended June 30, 2013.

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

For the six months ended June 30, 2014, we funded our operations through borrowings from third parties, while for the six months ended June 30, 2013, we funded our operations through sales of our common stock and borrowings from related parties. Our principal use of funds during the six months ended June 30, 2014 has been for general corporate expenses.  Management believes that based on the current level of operations and cash flow from operations, the Company will not have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months without issuing additional debt or equity securities.

Liquidity and Capital Resources during the Six Months ended June 30, 2014 compared to the Six Months ended June 30, 2013

As of June 30, 2014, we had cash of $358 and a deficit in working capital of $1,665,626.  The Company used cash in operations of $21,518 for the six months ended June 30, 2014 compared to cash used in operations of $5,263 for the six months ended June 30, 2013. The cash used in operating activities for the six months ended June 30, 2014 was primarily attributable to the Company's net loss of $196,177, offset by depreciation of $1,584, stock based compensation of $63,750, stock option expense of $1,200, interest accrued on notes payable of $43,129, accretion of debt discounts as interest of $18,750, and the net changes in operating assets and liabilities of $46,246.  Cash used in operations for the six months ended June 30, 2013 was primarily attributable to the Company's net loss of $194,548, offset by depreciation of $1,552, stock issued as debt discount for loan inducement of $5,001, stock based compensation of $37,000, stock option expense of $1,200, interest accrued on notes payable of $57,952, and net changes in operating assets and liabilities of $76,560.

Cash used in investing activities was $8,393 and $7,885 for the six months ended June 30, 2014 and 2013, respectively, and consisted entirely of advances to related parties.

Cash from financing activities was $30,000 and $31,289 for the six months ended June 30, 2014 and 2013, respectively.  Cash from in financing activities for the six months ended June 30, 2014 included $30,000 of proceeds from the issuance of notes payable.  Cash from financing activities for the six months ended June 30, 2013 include $11,265 from the sale of common stock, borrowings from related parties of $20,000 and $12 from stock options exercised.

At June 30, 2014, we had a cash balance of $358. We anticipate cash needs of approximately $75,000 to sustain our current level of operations. On February 14, 2014, we received effectiveness of our Registration Statement on Form S-1.  We had registered up to 8,000,000 shares of our common stock to be sold at a proposed offering price of $.50 per share for an aggregate of $4,000,000.  As we were unable to raise capital from the offering, we terminated the registration statement and deregistered all of the securities that were unsold under the registration statement.  We are currently evaluating alternative sources to raise capital.

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

On April 1, 2014, the Company and Gerald Bender entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 12,787 shares of its restricted common stock in conversion of the promissory note and accrued interest of $5,115.

On April 1, 2014, the Company and Kim Rodell entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 63,939 shares of its restricted common stock in conversion of the promissory note and accrued interest of $25,575.

On June 27, 2014, the Company and Donald Slater entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 97,500 shares of its restricted common stock in conversion of contractor liabilities of $39,000.

On June 27, 2014, the Company and Alfred Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 357,237 shares of its restricted common stock in conversion of the promissory note and accrued interest of $142,895.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 1.  LEGAL PROCEEDINGS

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

At June 30, 2014 and December 31, 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On March 31, 2014, the Company and Robert Paladino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 299,696 shares of its restricted common stock in conversion of the promissory note of $119,878.

On March 31, 2014, the Company and Teresa Poletz entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 140,000 shares of its restricted common stock in conversion of the promissory note of $56,000.

On April 1, 2014, the Company and Gerald Bender entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 12,787 shares of its restricted common stock in conversion of the promissory note and accrued interest of $5,115.

On April 1, 2014, the Company and Kim Rodell entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 63,939 shares of its restricted common stock in conversion of the promissory note and accrued interest of $25,575.

On June 27, 2014, the Company and Donald Slater entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 97,500 shares of its restricted common stock in conversion of contractor liabilities of $39,000.

On June 27, 2014, the Company and Alfred Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”).  Under terms of the Agreement, the Company will issue 357,237 shares of its restricted common stock in conversion of the promissory note and accrued interest of $142,895.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 5 and 6 of the Notes to the Financial Statements dated June 30, 2014.

Susanne Woods	$ 23,963
Susanne Woods	10,000
Sean McBride	79,500
David Sample	50,000
$ 163,463

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

DMC Beverage Corp.

Date: August 19, 2014	By: /s/ Donald G. Mack
Donald G. Mack
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2014	By: /s/ John S. Wittler
John S. Wittler
Chief Financial Officer (Principal Financial Officer)