Form 10-Q
period 2014-09-30
DMC Beverage Corp.
filed 2014-11-19
CIK 1580426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 000-55211

DMC BEVERAGE CORP.

(Exact name of registrant as specified in its charter)

Delaware	01-0638346
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7000 S. Yosemite Street, Suite 290B Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(888) 645-8423

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

As of November 17, 2014 the registrant had 15,883,129 shares of its Common Stock, $0.001 par value, outstanding.

DMC BEVERAGE CORP.

FORM 10-Q

SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

DMC Beverage Corp.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash	$379	$269

Total current assets	379	269

Property and equipment, net	10,563	12,939

Total assets	$10,942	$13,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$851,544	$756,935
Accrued expenses	8,048	281,115
Contractor liabilities	–	214,000
Coupon reimbursement liabilities	231,757	304,944
Accrued interest	105,142	154,300
Due to related parties	1,300	19,218
Line-of-credit and notes payable - related parties	150,464	395,901
Notes payable	50,000	60,000

Total current liabilities	1,398,255	2,186,413

Other liabilities:	–	–

Total liabilities	1,398,255	2,186,413

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, 50,000,000 shares authorized, $0.0001 par value, no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 15,883,129 and 13,642,391 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,588	1,364
Additional paid-in-capital	4,369,511	3,503,593
Common stock issuable	305,976	–
Accumulated deficit	(6,064,388)	(5,678,162)
Total stockholders' equity (deficit)	(1,387,313)	(2,173,205)

Total liabilities and stockholders' equity (deficit)	$10,942	$13,208

See accompanying notes to financial statements.

DMC Beverage Corp.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales, gross	$–	$–	$–	$–
Discounts	–	–	–	–

Sales, net of discounts	–	–	–	–

Cost of Sales	–	–	–	–

Gross profit (loss)	–	–	–	–

Selling, general and administrative expenses	181,193	83,047	315,966	214,855

Net loss from operations	(181,193)	(83,047)	(315,966)	(214,855)

Other income (expense):
Interest income	256	176	731	389
Interest expense	(9,112)	(30,160)	(70,991)	(93,113)
Total other income (expense)	(8,856)	(29,984)	(70,260)	(92,724)

Net loss before income taxes (benefit)	(190,049)	(113,031)	(386,226)	(307,579)

Provision (benefit) for income taxes	–	–	–	–

Net loss	$(190,049)	$(113,031)	$(386,226)	$(307,579)

Net loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding during the period - Basic and diluted	14,344,145	13,642,391	13,887,087	13,397,160

See accompanying notes to financial statements.

DMC Beverage Corp.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(386,226)	$(307,579)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,376	2,156
Stock issued as debt discount for loan inducement	–	5,001
Stock based compensation	206,525	37,000
Stock option expense	1,800	1,800
Issuance of note payable for financing fees	–	10,020
Interest accrued on notes payable	52,241	93,113
Accretion of debt discount as interest	18,750	–
Changes in operating assets and liabilities:
Prepaid expenses	–	172
Accounts payable	94,609	67,400
Accrued expenses	50,910	6,019
Coupon reimbursement liabilities	(73,187)	–
Contractor liabilities	–	20,950
Net cash used in operating activities	(32,202)	(63,948)

Cash flows provided by (used in) investing activities:
Cash advanced to related parties, net	–	(7,885)
Net cash used in investing activities	–	(7,885)

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	–	11,265
Stock options exercised	1,012	24
Cash advanced from related parties	1,300	–
Proceeds from issuance of notes payable	30,000	10,000
Proceeds from issuance of notes payable - related parties	–	65,000
Net cash provided by financing activities	32,312	86,289

Net decrease in cash	110	14,456

Cash at beginning of period	269	2,905

Cash at end of period	$379	$17,361

See accompanying notes to financial statements.

Continued

DMC Beverage Corp.

Statements of Cash Flows (Continued)

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Supplemental disclosure of cash flow information:

Cash paid for interest	$–	$–

Cash paid for taxes	$–	$–

Non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock:
Notes payable - related parties	$(257,439)	$(10,020)
Notes payable	$(40,000)	$–
Accrued interest	$(89,399)	$(419)
Common stock	$92	$10
Additional paid in capital	$371,746	$10,429
Common stock issuable	$15,000	$–

Conversion of contractor liabilities and amounts due to related parties to common stock:
Contractor liabilities	$(214,000)	$–
Due to related parties	$(19,218)	$–
Common stock	$58	$–
Additional paid in capital	$233,160	$–

Conversion of accrued salaries to common stock:
Accrued salaries	$(275,976)	$–
Common stock issuable	$275,976	$–

Conversion of accrued salaries to note payable:
Accrued salaries	$(48,000)	$–
Notes payable - related parties	$48,000	$–
Note payable discount (beneficial conversion feature)	$(47,999)	$–
Additional paid in capital	$47,999	$–

Common stock issued as debt discount on notes payable:
Notes payable (debt discount)	$(18,750)	$–
Common stock	$8	$–
Additional paid in capital	$18,742	$–

Assignment of notes payable:
Notes payable - related parties	$(20,000)	$–
Accrued interest	$(12,000)	$–
Notes payable - related parties	$32,000	$–

See accompanying notes to financial statements.

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 1 – Nature of Business, Presentation, and Going Concern

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

These unaudited financial statements should be read in conjunction with the 2013 audited annual financial statements included in the Annual Report on Form 10-K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2014.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $386,226 for the nine months ended September 30, 2014 and has incurred cumulative losses since inception of $6,064,388.  The Company has a stockholders’ deficit of $1,387,313 at September 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

These unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 2 – Property and Equipment, net

Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013

Machinery and equipment	$18,451	$18,451

Office equipment	5,562	5,562

	24,013	24,013

Less accumulated depreciation	(13,450)	(11,074)

Property and equipment, net	$10,563	$12,939

Depreciation expense was $2,376 and $2,156 for the nine months ended September 30, 2014 and 2013, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 3 – Contractor Liabilities

At September 30, 2014 and December 31, 2013 contractor liabilities totaled $-0- and $214,000, respectively. These amounts are accrued under consulting agreements as deferred contract labor and employment agreement entered into during 2012. During the nine months ended September 30, 2014, $215,250 of contractor liabilities were converted into 538,126 shares of the Company’s restricted common stock. As of September 30, 2014 and December 31, 2013, amounts recorded in the amount of, $-0- and $205,194, respectively were due to related parties.

Note 4 – Coupon Reimbursement Liabilities

Amounts included in the account were coupon redemptions received by third party coupon clearing houses and submitted to the Company for payment. Upon being unpaid by the Company, the third party coupon clearing houses charged redemption amounts back to the customers of the Company. The customers then billed the Company for the coupon amounts not honored. During the nine months ended September 30, 2104, $73,187 were deemed to be expired and credited to operating expenses.

Note 5 – Line-of-Credit and Notes Payable – Related Parties

At September 30, 2014 and December 31, 2013, a line-of-credit and notes payable to related parties consisted of the following:

	September 30,	December 31,
	2014	2013
Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated November 1, 2009, in the amount of $23,963, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	$23,963	$23,963

Promissory note to Alfred Restaino, Jr., a shareholder of the Company, dated January 3, 2011, in the amount of $106,000, bearing interest at 6% and was due on December 3, 2011. During the nine months ended September 30, 2014, the note and accrued interest totalling $45,590 was converted into 378,975 shares of the Company's common stock.	–	106,000

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 5 – Line-of-Credit and Notes Payable – Related Parties (Continued)

	September 30,	December 31,
	2014	2013

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated February 18, 2011, in the amount of $10,000, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	10,000	10,000

Promissory note to Shelimar Holdings LTD ("Shelimar"), of which the Company's Chairman of the Board of Directors is the President of Shelimar, dated November 28, 2011, in the amount of $125,000, which bore interest at 8% and was due on January 28, 2012. During the nine months ended September 30, 2014, the note and accrued interest totalling $36,145 was converted into 368,959 shares of the Company's common stock.	–	111,438

Promissory note to Sean McBride, a shareholder of the Company, dated January 2, 2012, in the amount of $79,500, bearing interest at 8% and was due on June 30, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	79,500	79,500

Promissory note to Roger Shorthill, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and was due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	–	5,000

Promissory note to LeeAnna Marchel, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and was due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	–	5,000

Promissory note to Rick and Cyndi DeGarlais, shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Alfred Restaino, Jr., shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and was due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	–	5,000

Promissory note to Teresa Poletz, a shareholder of the Company, dated June 26, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 26, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	–	5,000

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 5 – Line-of-Credit and Notes Payable – Related Parties (Continued)

	September 30,	December 31,
	2014	2013

Promissory note to Shelimar, dated July 8, 2013, in the amount of $40,000 and bearing interest at 8% and due the earlier of July 8, 2014 or upon the Company receiving $500,000 in funding from a lender. During the nine months ended September 30, 2014, the note and accrued interest totalling $1,974 was converted into 104,935 shares of the Company's common stock.	–	40,000

Promissory note to Robert Paladino, a shareholder of the Company, dated June 27, 2014, in the amount of $32,000, which bears no interest and is due upon the Company receiving $500,000 in funding from a lender.	32,000	–

Convertible promissory note to John Wittler, a shareholder and former officer of the Company, dated September 30, 2014, in the amount of $48,000, which bears interest at 6% per annum, is due March 31, 2015, and is convertible into common stock of the Company at a 50% discount to the average closing bid price during the fourteen days preceeding the date of conversion. The note has been discounted by its beneficial conversion feature of $47,999 at September 30, 2014.	1	–

	150,464	395,901

Less current portion	(150,464)	(395,901)

Line-of-credit and notes payable - related parties, net of current portion	$–	$–

Note 6 – Notes Payable

At September 30, 2014 and December 31, 2013, notes payable to unrelated parties consisted of the following:

	September 30,	December 31,
	2014	2013

Convertible promissory note to David Sample dated April 27, 2012, in the amount of $50,000, bearing interest at 18% and was due on October 27, 2012. The note is in default and is accruing interest at a default rate of 24% since the date of default. The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.10 per share.	$50,000	$50,000

Promissory note to Juan Carlos Sabillon Davila dated July 18, 2013, in the amount of $5,000, with a flat interest fee of $5,000 and is due the earlier of July 18, 2014 or upon the Company receiving $500,000 in funding from a lender. During the nine months ended September 30, 2014, the note and accrued interest totalling $5,000 was converted into 37,500 shares of the Company's common stock, which remains issuable at September 30, 2014.	–	10,000

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 6 – Notes Payable (Continued)

	September 30,	December 31,
	2014	2013

Convertible promissory note to Gerald Bender dated January 20, 2014, in the amount of $5,000, bearing interest at 12% and was due on January 20, 2015. The note was convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 12,500 shares of the Company's common stock, valued at $3,125, were issued on September 30, 2014 as an inducement to make the loan, which was accounted for as a debt discount. During the nine months ended September 30, 2014, the note and accrued interest totalling $115 was converted into 12,787 shares of the Company's common stock.	–	–

Convertible promissory note to Kim and John Rodell dated January 21, 2014, in the amount of $25,000, bearing interest at 12% and was due on January 21, 2015. The note was convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 62,500 shares of the Company's common stock, valued at $15,625, were issued on September 30, 2014 as an inducement to make the loan, which was accounted for as a debt discount. During the nine months ended September 30, 2014, the note and accrued interest totalling $575 was converted into 63,939 shares of the Company's common stock.	–	–

	50,000	60,000

Less current portion	(50,000)	(60,000)

Notes payable, net of current portion	$–	$–

Note 7 – Related Party Transactions

As of December 31, 2012, the Company had advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company advanced an additional $8,493 and $29,280, respectively, to the Officer and Director. At September 30, 2014 and December 31, 2013, the total amount of the advances, including accrued interest, of $51,952 and $42,730, respectively, was applied against accrued salaries owed to the Officer and Director.

At December 31, 2013, the Company had contractor liability amounts due to shareholders of the Company, including George Gamble, a founder of the company, shareholder and former officer, Rob Paladino, a former officer of the Company, and Donald Slater, our former Chief Operating Officer, and Teresa Poletz, a shareholder, of $236,694. Also as of December 31, 2013, there were balances outstanding pursuant to a contract labor agreement from George Gamble in the amount of $31,500. Upon evaluation of performance goals, it was determined that $31,500 was due back to the Company. This amount has been offset against contractor liabilities for Mr. Gamble. During the nine months ending September 30, 2014, the total amount outstanding of $236,694 were converted into 535,000 shares of the Company’s restricted common stock.

At December 31, 2013, the Company had amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble. During the nine months ended September 30, 2014, this amount has been converted into 48,046 shares of the Company’s restricted common stock. During the nine months ended September 30, 2014, Mr. Paladino loaned an additional $1,300 to the Company. The loan is noninterest bearing and is due on demand.

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 8 – Stockholders’ Deficit

Authorized Capital

The Company has 2,000,000,000 authorized shares of Common Stock at $0.0001 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

Common Stock

During the nine months ended September 30, 2014, the Company issued an aggregate of 75,000 shares of its restricted common stock valued at $18,750 to two lenders as inducements to make the loans, issued 490,000 shares to its former chief financial officer per an employment contract valued at $178,750, converted $371,838 of notes payable and accrued interest into 929,595 shares of its restricted common stock, $233,218 of contractor liabilities and other amounts due to related parties into 583,046 shares of its restricted common stock, and 43,097 shares of its common stock as payment for services from outside third parties valued at $13,774.

During the nine months ended September 30, 2014, the Company agreed to issue an aggregate of 37,500 shares of its restricted common stock in conversion of $15,000 of notes payable and accrued interest, to issue 689,940 of its restricted common stock in conversion of accrued salaries of $275,976 to its Chief executive Officer and former Chief revenue Officer, to issue 35,000 shares of its restricted common stock in settlement of the cancellation of an investment agreement valued at $14,000, and received $1,000 for the exercise of stock options of 188,679 shares. The total of 951,119 shares valued at $305,976 remains unissued at September 30, 2014 and is included in the equity section of the balance sheet as common stock issuable.

Stock Options

The following summarizes options outstanding at December 31, 2012 and option activity for the year ended December 31, 2013 and the nine months ended September 30, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2012	1,766,037	1,305,000	3,071,037	$0.002

Options granted	–	–	–	–

Options exercised	(240,000)	–	(240,000)	0.001

Options cancelled or expired	–	–	–	–

Outstanding at December 31, 2013	1,526,037	1,305,000	2,831,037	0.002

Options granted	–	–	–	–

Options exercised	(188,679)	–	(188,679)	0.005

Options cancelled or expired	(330,000)	–	(330,000)	0.001

Outstanding at September 30, 2014	1,007,358	1,305,000	2,312,358	$0.002

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 8 – Stockholders’ Deficit (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at September 30, 2014:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$0.0001	630,000	7.39	$0.0001	$251,937	300,000	$0.0001	$119,970
$0.0053	377,358	4.46	$0.0053	148,943	377,358	$0.0053	148,973
	1,007,358		$0.0020	$400,880	677,358	$0.0030	$268,943

Vested amount of the options of $1,800 and $1,800 was expensed as stock-based compensation for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was unrecognized compensation costs of $5,187 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.3 years as of September 30, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at September 30, 2014:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$0.40	1,305,000	6.64	$0.40	$–	1,305,000	$0.40	$–

Note 9 – Commitments and Contingencies

Security Interests in Common Stock

As of September 30, 2014 and December 31, 2013, related party note holders held security interests in 20,000 and 269,091 shares of the Company’s common stock as collateral to notes payable totaling $5,000 and $171,000, respectively.

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

DMC BEVERAGE CORP.

Notes to Financial Statements

September 30, 2014

(unaudited)

Note 9 – Commitments and Contingencies (Continued)

Legal Matters (Continued)

At September 30, 2014 and December 31, 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished. The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract. Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract. The current liability has been recorded in full in the financial statements, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

On July 1, 2014, Winn-Dixie Stores, Inc. filed a complaint in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida requesting judgment on a balance of $78,105 due to them by CoolJuice. The Company is not in dispute with the amount owed to Winn-Dixie Stores, Inc. and the liability has been recorded in full in the financial statements. At his time, no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.  The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

•	All-natural, gluten-free
•	100% fruit juice blends
•	Vitamins A, C & D, calcium and iron
•	2 servings of fruit in every 8 oz. glass
•	Exceeds national nutrition standards
•	No high fructose corn syrup
•	No preservatives
•	No added sugars or sweeteners
•	No artificial colors
•	No artificial flavors

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

Results of Operations

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

The Company had no revenues for the three months ended September 30, 2014 and 2103.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $181,193 compared to $83,047 for the three months ended September 30, 2013, an increase of $98,146 or 118%. The increase in expenses during 2014 was attributable to efforts to re-launch the Company’s operations and in becoming a public reporting company. Selling, general and administrative expenses incurred during the nine months ended September 30, 2014 consisted of: (i) officers’ salaries of $12,000 (2013: $42,000); (ii) stock based compensation and stock option expenses of $143,374 (2013: $600); (iii) audit and legal fees of $807 (2013: $31,101); and (iv) other overhead expenses of $25,012 (2013: $9,346).

Our net loss from operations for three months ended September 30, 2014 was $181,193 as compared to $83,047 for the three months ended September 30, 2013.

Net Loss

Other expenses incurred during the three months ended September 30, 2014 included: interest expense of $9,112 (2013: $30,160); offset by interest income of $256 (2013: $176).

Our net loss for the three months ended September 30, 2014 was $190,049 compared to $113,031 for the three months ended September 30, 2013.

For the nine months ended September 30, 2014 compared to the nine months ended September 30,

Revenues

The Company had no revenues for the nine months ended September 30, 2014 and 2103.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $315,966 compared to $214,855 for the nine months ended September 30, 2013, an increase of $101,111 or 47%. The increase in expenses during 2014 was attributable to efforts to re-launch the Company’s operations and in becoming a public reporting company, offset by a recovery of expense for coupons which expired during the nine months ended September 30, 2014 of $73,187. Selling, general and administrative expenses incurred during the nine months ended September 30, 2014 consisted of: (i) officers’ salaries of $132,000 (2013: $126,000); (ii) stock based compensation and stock option expenses of $208,324 (2013: $38,800); (iii) audit and legal fees of $38,748 (2013: $31,601); and (iv) other overhead expenses of -$63,106 (2013: $18,454).

Our net loss from operations for the nine months ended September 30, 2014 was $315,966 as compared to $214,855 for the nine months ended September 30, 2013.

Net Loss

Other expenses incurred during the nine months ended September 30, 2014 included: interest expense of $70,991 (2013: $93,113); offset by interest income of $731 (2013: $389).

Our net loss for the nine months ended September 30, 2014 was $386,226 compared to $307,579 for the nine months ended September 30, 2013.

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

For the nine months ended September 30, 2014, we funded our operations through borrowings from third parties, while for the nine months ended September 30, 2013, we funded our operations through sales of our common stock and borrowings from related parties. Our principal use of funds during the nine months ended September 30, 2014 has been for general corporate expenses. Management believes that based on the current level of operations and cash flow from operations, the Company will not have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months without issuing additional debt or equity securities.

Liquidity and Capital Resources during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

As of September 30, 2014, we had cash of $379 and a deficit in working capital of $1,397,876. The Company used cash in operations of $32,202 for the nine months ended September 30, 2014 compared to cash used in operations of $63,948 for the nine months ended September 30, 2013. The cash used in operating activities for the nine months ended September 30, 2014 was primarily attributable to the Company's net loss of $386,226, offset by depreciation of $2,376, stock based compensation of $206,525, stock option expense of $1,800, interest accrued on notes payable of $52,241, accretion of debt discounts as interest of $18,750, and the net changes in operating assets and liabilities of $72,332. Cash used in operations for the nine months ended September 30, 2013 was primarily attributable to the Company's net loss of $307,579, offset by depreciation of $2,156, stock issued as debt discount for loan inducement of $5,001, stock based compensation of $37,000, stock option expense of $1,800, issuance of note payable for financing fees of $10,000, interest accrued on notes payable of $93,113, and net changes in operating assets and liabilities of $94,541.

Cash used in investing activities was $-0- and $7,885 for the nine months ended September 30, 2014 and 2013, respectively, and consisted entirely of advances to related parties.

Cash from financing activities was $32,312 and $86,289 for the nine months ended September 30, 2014 and 2013, respectively. Cash from in financing activities for the nine months ended September 30, 2014 included $30,000 of proceeds from the issuance of notes payable, $1,012 from the exercise of stock options, and $1,300 of advances from related parties. Cash from financing activities for the nine months ended September 30, 2013 include $11,265 from the sale of common stock, borrowings from related parties of $65,000, borrowings from third parties of $10,000, and $24 from stock options exercised.

At September 30, 2014, we had a cash balance of $379. We anticipate cash needs of approximately $75,000 to sustain our current level of operations. On February 14, 2014, we received effectiveness of our Registration Statement on Form S-1. We had registered up to 8,000,000 shares of our common stock to be sold at a proposed offering price of $.50 per share for an aggregate of $4,000,000. As we were unable to raise capital from the offering, we terminated the registration statement and deregistered all of the securities that were unsold under the registration statement. We are currently evaluating alternative sources to raise capital.

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

On January 20, 2014, the Company issued a $5,000 unsecured convertible promissory note to Gerald Bender. The note bears interest at 12% per annum, is due January 20, 2015, and is convertible at $0.40 per share. As an inducement to making the loan, the Company issued 12,500 shares of its restricted common stock.

On January 21, 2014, the Company issued a $25,000 unsecured convertible promissory note to Kim and John Rodell. The note bears interest at 12% per annum, is due January 21, 2015, and is convertible at $0.40 per share. As an inducement to making the loan, the Company issued 62,500 shares of its restricted common stock.

On January 31 2014, the Company and Rachel Moore entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 22,015 shares of its restricted common stock in conversion of the promissory note of $8,806.

On January 31, 2014, the Company and Al Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 21,738 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $8,695.

On February 22, 2014, the Company and Shelimar Investments Ltd. entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 473,894 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $189,558.

On February 22, 2014, the Company and Juan Carlos Sabillion Davila entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 37,500 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $15,000.

On March 6, 2014, the Company and George Gamble entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 23,835 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $9,534.

On March 31 2014, the Company and Robert Paladino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 299,696 shares of its restricted common stock in conversion of the promissory note of $119,878.

On March 31 2014, the Company and Teresa Poletz entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 140,000 shares of its restricted common stock in conversion of the promissory note of $56,000.

On April 1, 2014, the Company and Gerald Bender entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 12,787 shares of its restricted common stock in conversion of the promissory note and accrued interest of $5,115.

On April 1, 2014, the Company and Kim Rodell entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 63,939 shares of its restricted common stock in conversion of the promissory note and accrued interest of $25,575.

On June 27, 2014, the Company and Donald Slater entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 97,500 shares of its restricted common stock in conversion of contractor liabilities of $39,000.

On June 27, 2014, the Company and Alfred Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 357,237 shares of its restricted common stock in conversion of the promissory note and accrued interest of $142,895.

On July 1, 2014, the Company and Rob Paladino entered into a Debt Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 419,970 shares of its restricted common stock in conversion of $167,988 of accrued salaries due to Mr. Paladino.

On July 1, 2014, the Company and Donald Mack entered into a Debt Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 269,970 shares of its restricted common stock in conversion of $107,988 of accrued salaries due to Mr. Mack.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K/A as filed on May 5, 2014, for a discussion of our critical accounting policies and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

(b)	Changes in Internal Control over Financial Reporting

John Wittler, the Company’s Chief Financial Officer, resigned effective September 30, 2014. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2014 and December 31, 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished. The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract. Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract. The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

On July 1, 2014, Winn-Dixie Stores, Inc. filed a complaint in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida requesting judgment on a balance of $78,105 due to them by CoolJuice. The Company is not in dispute with the amount owed to Winn-Dixie Stores, Inc. and the liability has been recorded in full in the financial statements. At his time, no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

Item 1A.  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2014, the Company issued a $5,000 unsecured convertible promissory note to Gerald Bender. The note bears interest at 12% per annum, is due January 20, 2015, and is convertible at $0.40 per share. As an inducement to making the loan, the Company issued 12,500 shares of its restricted common stock.

On January 21, 2014, the Company issued a $25,000 unsecured convertible promissory note to Kim and John Rodell. The note bears interest at 12% per annum, is due January 21, 2015, and is convertible at $0.40 per share. As an inducement to making the loan, the Company issued 62,500 shares of its restricted common stock.

On January 31 2014, the Company and Rachel Moore entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 22,015 shares of its restricted common stock in conversion of the promissory note of $8,806.

On January 31, 2014, the Company and Al Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 21,738 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $8,695.

On February 22, 2014, the Company and Shelimar Investments Ltd. entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 473,894 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $189,558.

On February 22, 2014, the Company and Juan Carlos Sabillion Davila entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 37,500 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $15,000.

On March 6, 2014, the Company and George Gamble entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 23,835 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $9,534.

On March 31 2014, the Company and Robert Paladino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 299,696 shares of its restricted common stock in conversion of the promissory note of $119,878.

On March 31 2014, the Company and Teresa Poletz entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 140,000 shares of its restricted common stock in conversion of the promissory note of $56,000.

On April 1, 2014, the Company and Gerald Bender entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 12,787 shares of its restricted common stock in conversion of the promissory note and accrued interest of $5,115.

On April 1, 2014, the Company and Kim Rodell entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 63,939 shares of its restricted common stock in conversion of the promissory note and accrued interest of $25,575.

On June 27, 2014, the Company and Donald Slater entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company issued 97,500 shares of its restricted common stock in conversion of contractor liabilities of $39,000.

On June 27, 2014, the Company and Alfred Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 357,237 shares of its restricted common stock in conversion of the promissory note and accrued interest of $142,895.

On July 1, 2014, the Company and Rob Paladino entered into a Debt Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 419,970 shares of its restricted common stock in conversion of $167,988 of accrued salaries due to Mr. Paladino.

On July 1, 2014, the Company and Donald Mack entered into a Debt Conversion and Common Stock Purchase Agreement (the “Agreement”). Under terms of the Agreement, the Company will issue 269,970 shares of its restricted common stock in conversion of $107,988 of accrued salaries due to Mr. Mack.

On September 1, 2014, the Company issued 490,000 shares of its restricted common stock at a value of $178,750 to John Wittler, its then Chief Financial Officer, pursuant to an employment contract.

On September 1, 2014, the Company issued a total of 23,097 shares of its restricted common stock at a value of $5,774 to three unrelated parties for services rendered.

On September 22, 2014, the Company issued a total of 20,000 shares of its restricted common stock at a value of $8,000 to an unrelated party for services rendered.

On September 30, 2014, the Company has agreed to issue a total of 35,000 shares of its restricted common stock at a value of $14,000 to an unrelated party for settlement the cancellation of an investment agreement.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities.

The Company is in default with several of its noteholders as reflected below and disclosed within this report in Notes 5 and 6 of the Notes to the Financial Statements dated September 30, 2014.

Susanne Woods	$23,963
Susanne Woods	10,000
Sean McBride	79,500
David Sample	50,000

$163,463

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Item 1.02 Termination of a Material Definitive Agreement.

On September 30, 2014, the Company and Kodiak Capital Group, LLC (“Kodiak”), a Delaware limited liability company, entered into a Mutual Release and Termination Agreement. On September 17, 2013, the parties entered into two separate agreements, an Investment Agreement and a Registration Rights Agreement, whereby Kodiak agreed to buy shares of the Company up to $1,000,000 upon the Company obtaining an effective date for an S-1 registration statement; file a form 15c2-11 with FINRA; and receive a ticker symbol and effect a trading market for the Company’s securities. As the Company was unable to fulfill all of these obligations, the parties agreed to terminate the agreement. The Company has agreed to issue 32,500 shares of its restricted common stock to Kodiak in exchange for the termination and mutual release.

Item 3.02 Unregistered Sales of Equity Securities

See Part II, Item 2 of this quarterly report on Form 10-Q.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 30, 2014, the Company accepted the resignation of John Wittler as the Company’s Chief Financial Officer. Mr. Donald G. Mack will assume the responsibilities as the Company’s Interim Chief Financial Officer.

Also on September 30, 2014, the Company accepted the resignation of Rob Paladino as Chief Revenue Officer, however, Mr. Paladino will remain as a Director on the Company’s Board of Directors.

Item 6.    Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer
Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document
Exhibit 101.LAB	XBRL Label Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2014	By: /s/ Donald G. Mack
Donald G. Mack
Chief Executive Officer (Principal Executive Officer)

