Form 10-K
period 2014-12-31
DMC Beverage Corp.
filed 2015-04-15
CIK 1580426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to __________________

Commission file number: 000-55211
DMC Beverage Corp.
 (Exact name of registrant as specified in its charter)
Delaware	01-0638346
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
7000 S. Yosemite Street, Suite 290B, Englewood, CO  80112
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (888) 645-8423

 Securities registered pursuant to Section 12(b) of the Act
Title of Each Class	Name of each Exchange on which registered
Nil	N/A
Securities registered pursuant to Section 12(g) of the Act
Common stock, $0.0001 par value per share
 (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. There is currently no market for any of our securities.

As of March 31, 2015, there were 18,411,196 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

PART I
ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.  You are advised, however, to consult any further disclosures we make in future public filings, statements and press releases.

Forward‑looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets.  These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward‑looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled "Risk Factors" in this annual report, which you should carefully read.  Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward‑looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms "we", "us", "our" and "DMC" refer to DMC Beverage Corp, a Delaware corporation, unless otherwise specified.

Company History

GBX Companies, Inc. was incorporated on March 1, 2005 in the state of Georgia. Destiny Media Corp. ("Destiny") was incorporated in the state of Delaware on November 1, 2002.

On July 1, 2012, GBX and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date. As a result of the Merger Agreement, former shareholders of GBX owned 86% of the Company and our principal business became the business of GBX, namely the manufacture, distribution and sale of the CoolJuice line of beverage products. After the merger, the Company changed its name to DMC Beverage Corp ("the Company" or "DMC"), to reflect the Company's focus on juice.

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

The market for juice products in the U.S. is a multi-billion dollar industry and continues to be a high-growth product category, especially for all natural products like CoolJuice. The U.S. market for children's food and drink has grown in value by 50 percent from $16.4B in 2007 to $26.8B in 2010 according to a new report from New Nutrition Business. While the World market for juice products is growing negligibly to $60B, the $1 billion US Food, Drug & Mass natural juices market continues to grow 7% p.a. as nutritional awareness increases.

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

To date the children's juice business has thrived in the shelf stable juice aisle. Refrigerated juices are considered to be superior (in taste and nutrition) to non-refrigerated juices because they require fewer preservatives and are treated more delicately in the production process. This does, however, reduce shelf life and add storage and distribution costs.

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

Distribution

CoolJuice has been distributed and available in 23 states, Honduras, Trinidad & Tobago, Bermuda and soon Puerto Rico. Our products launched broadly to retail grocery stores in Q4 2010 with very strong grocery buyer acceptance nationally.  The registrant, at its peak in Q4 2011, had products sold in over 4,500+ stores in the eastern US and Midwest, with a Kroger & two SuperValu pilots stretching to the desert Southwest and Southern California. CoolJuice products were also sold on select regional shelves of five of the nation's top six grocery retailers; only Wal-Mart was unpenetrated in the Top 6; CoolJuice had strong presence in 1,200+ schools (K-12) in TX, FL and GA; further results were increased with CoolJuice sales and cross promotion at the local grocery stores.

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

Increased focus on more healthy alternatives for children

Recent federal studies indicate for the first time in history, today's young people have a lower life expectancy than their parents, primarily due to unhealthy diets and sedentary lifestyles:

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

The Healthier US Schools Challenge Program establishes rigorous standards for schools' food quality, participation in meal programs, physical activity, and nutrition education and provides recognition for schools that meet these standards. Over the next school year, the U.S. Department of Agriculture, working with partners in schools and the private sector, will double the number of schools that meet the Healthier US Schools Challenge and add 1,000 schools per year for two years after that.

The growth of this market will increase exponentially as government legislation, consumer alliance groups, health educators and community school systems focus on a healthy lifestyle and diet for the school age children.

Recent public initiatives

British celebrity chef Jamie Oliver was a first mover with his "Food Revolution", a televised campaign to push schools in the UK and US towards improving the quality of products they serve its children.

First lady Michelle Obama and former President Bill Clinton have both publicly contributed to a focus on the wellness of our youth through diet and exercise.

First lady Michelle Obama's "Let's Move" is a campaign to end childhood obesity in the United States. It provides parents the support they need, promotes healthier food in schools, helps America's kids to be more physically active, and make healthy, affordable food available in every part of our country. According to www.letsmove.gov, many children consume at least half of their daily calories at school.

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

These guidelines remove full-calorie soft drinks and provide students with a broad range of lower-calorie, nutritious, smaller-portion beverage choices. Depending on grade level of the students, they may choose from bottled water, low and non-fat regular and flavored milk, 100% juice with no added sweeteners, light juices, sports drinks and no or low-calorie beverages. CoolJuice meets all of these guidelines with its 8 ounce product, providing: (1) 100% all-natural juice products with fewer than 130 calories, (2) endorsement by AHG (See AHG's website (http://www.healthiergeneration.org/). As a result, CoolJuice has secured the endorsement of the Alliance for a Healthier Generation as one of dozen companies meeting or exceeding their beverage standards and CJ's product is highlighted on its website.

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

Competition

In a broad sense, CoolJuice competes with all beverages for share of stomach. However, its direct competition in this market segment can be divided into three categories: (1) national brands, (2) regional juice companies; and (3) locally focused juice producers. This market is highly competitive and many of its competitors have tremendous marketing budgets, however, the majority of these competitors present "shelf-stable products" which can be distributed with significantly less cost, but are either not 100% fruit juice or require preservatives and thus are not 'Natural'.

In the retail sector, on shelf competitors for CoolJuice include Dole, Minute Maid, Welch's and Tropicana. However these fruit juice brands are primarily targeted towards the adult market and lack brand imagery that appeals to kids.

In the institutional/school sector, CoolJuice competes with 100% Apple Juice, Milk, water and energy drinks. Other juice manufacturers have not entered this sector largely because they do not have school distribution channels nor are they agile enough to respond to the requests of school administrator policy variations.

CoolJuice's Competitive Advantage

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
4. Category News and Increased Sales for Retailers – CoolJuice® is creating a new consumer segment in the juice sections of grocery stores while providing acceptable margins comparable to any national juice Company. Plus CJ's products are priced competitively.
5. Solutions for Parents – Parents are seeking healthy beverage products for their kids at home and at school. With CoolJuice®, kids get a beverage that has all of the qualities parents want to serve them.

Employees

We currently employ 1 full-time employees.

Available Information

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.  PROPERTIES.

The Company does not own any real property.  We share office space at 7000 S. Yosemite Street, Suite 290B, Englewood, CO  80112 with Upstream Petroleum Management, Inc. a company owned by a shareholder Kim Rodell.  This office is approximately 300 square feet and is utilized as our corporate office.  There is no lease and will be utilized until we are funded, at which point we will need a larger space to accommodate additional personnel for sales, accounting and administrative support.  There currently no rent being charged and can be vacated at anytime.

ITEM 3. LEGAL PROCEEDINGS

During the course of business, litigation commonly occurs.  From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters.  Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

At December 31, 2014,, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished.  The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract.  Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract.  The current liability has been recorded in full, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued. The Company is unaware of any other current or pending lawsuits; however, given the number of overdue balances it is at least reasonably possible that other lawsuits may follow.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

The authorized capital stock of the Company consists of 2 billion common shares, par value $0.0001 per share, of which 18,411,196 shares were issued and outstanding as of December 31, 2014, and 50 million preferred shares, par value $0.0001 per share, of which no shares were issued and outstanding as of December 31, 2014.  There is no established public trading market for our common or preferred shares.

Holders of Common Stock

As of March 31, 2015, there were approximately 95 holders of record of our common stock. As of such date, 18,411,196 shares of our common stock were issued and outstanding.

Dividends

We have never declared or paid dividends.  We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have an equity compensation plan that has been approved by shareholders.  As part of their employment agreements, our Chief Executive Officer ("CEO"), who is also our Chief Financial Officer, is entitled to performance options based on the performance of the Company.  When we obtain capital of greater than or equal to $500,000 and again at $1,000,000, the CEO shall be issued an option to purchase an amount of common shares equal to 5% of the issued and outstanding common shares at the time prior to the registrant obtaining the capital at a purchase price of $0.0001 per common share.  When we obtain capital of greater than or equal to $5,000,000 and again at $15,000,000, the CEO shall be issued an option to purchase an amount of common shares equal to 10% of the issued and outstanding common shares at the time prior to the registrant obtaining the capital at a purchase price of $0.0001 per common share.  The CEO also received options to purchase an additional 600,000 common shares each at $0.0001 per common share that vest on a monthly basis (10,000 shares per month) for the term of the employment agreements.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available to future issuances under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders	0	NA	0
Equity compensation plans not approved by stockholders	488,679	$0.001	600,000	(1)
Total	488,679	$0.001	600,000

(1)	Reflects shares of unvested stock options at December 31, 2014.

Recent Sales of Unregistered Securities

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

On February 22, 2014, the Company and Shelimar Investments Ltd. entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement").  Under terms of the Agreement, the Company will issue 473,894 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $189,558.

On February 22, 2014, the Company and Juan Carlos Sabillion Davila entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement").  Under terms of the Agreement, the Company will issue 37,500 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $15,000.

On March 6, 2014, the Company and George Gamble entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement").  Under terms of the Agreement, the Company will issue 23,835 shares of its restricted common stock in conversion of the promissory note and accrued interest aggregating $9,534.

On March 31 2014, the Company and Robert Paladino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company issued 299,696 shares of its restricted common stock in conversion of the promissory note of $119,878.

On March 31 2014, the Company and Teresa Poletz entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company issued 140,000 shares of its restricted common stock in conversion of the promissory note of $56,000.

On April 1, 2014, the Company and Gerald Bender entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company issued 12,787 shares of its restricted common stock in conversion of the promissory note and accrued interest of $5,115.

On April 1, 2014, the Company and Kim Rodell entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company issued 63,939 shares of its restricted common stock in conversion of the promissory note and accrued interest of $25,575.

On June 27, 2014, the Company and Donald Slater entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company issued 97,500 shares of its restricted common stock in conversion of contractor liabilities of $39,000.

On June 27, 2014, the Company and Alfred Restaino entered into a Promissory Note Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company issued 357,237 shares of its restricted common stock in conversion of the promissory note and accrued interest of $142,895.

On July 1, 2014, the Company and Rob Paladino entered into a Debt Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company will issue 419,970 shares of its restricted common stock in conversion of $167,988 of accrued salaries due to Mr. Paladino.

On July 1, 2014, the Company and Donald Mack entered into a Debt Conversion and Common Stock Purchase Agreement (the "Agreement"). Under terms of the Agreement, the Company will issue 269,970 shares of its restricted common stock in conversion of $107,988 of accrued salaries due to Mr. Mack.

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

On November 10, 2014, the Company issued a total of 1,975,000 common stock at a value of $19,750 to unrelated parties.

These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenue	$-	$-
Selling, general and administrative	324,651	409,914
Net operating loss	$(324,651)	$(409,914)

Interest income	$844	$597
Interest expense	(105,093)	(123,264)
Net loss	$(428,900)	$(532,581)

Revenues

Net revenues for the year ended December 31, 2014 and 2013 were $-0-.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $324,651 compared to $409,914 for the year ended December 31, 2013.  Selling, general and administrative expenses incurred during the year ended December 31, 2014 consisted of: (i) officers' salaries of $132,000 (2013: $168,000); (ii) distribution and warehousing expenses of $8,820 (2013: $12,912); (iii) sales and marketing expenses of $1,420 (2013: $2,391); (iv) bad debt expense of $0 (2013: $46,500); (v) write-off of obsolete inventory of $0 (2013: $84,268); and (vi) Other overhead expenses of $182,411 (2013: $95,823).

Our net loss from operations for the year ended December 31, 2014 was $324,651 as compared to $409,914 for the year ended December 31, 2013.

Net Loss

Other expenses incurred during the year ended December 31, 2014 included: interest expense of $105,093 (2013: $123,264); interest income of $844 (2013: $597).

Our net loss for the year ended December 31, 2014 was $428,900 compared to $532,581 for the year ended December 31, 2013.

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

For the year ended December 31, 2014, we funded our operations primarily through borrowings from third parties and the sales of our restricted common stock, while for the year ended December 31, 2013 we funded our operations primarily through borrowings from both third and related parties and the sales of our restricted common stock. Our principal use of funds during the year ended December 31, 2014 has been for general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2014 compared to the year ended December 31, 2013

Balance Sheet Date	December 31, 2014	December 31, 2013

Cash	$19,132	$269
Total Assets	$28,830	$13,208
Total Liabilities	$1,424,405	$2,186,413
Working Capital	$(1,405,273)	$(2,186,144)

As of December 31, 2014 and 2013, we had cash of $19,132 and $269 and a deficit in working capital of $1,405,273 and 2,196,144, respectively.

Cash Flows	Year Ended December 31,	Year Ended December 31,
	2014	2013

Cash Flows Used in Operating Activities	$(43,317)	$(88,925)
Cash Flows Provided by (Used by) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$62,180	$86,289
Net Increase in Cash During the Period	$18,863	$(2,636)

The Company used cash in operations of $43,317 for the year ended December 31, 2014 compared to cash used in operations of $88,925 for the year ended December 31, 2013. The cash flow used in operating activities for the year ended December 31, 2014 was primarily attributable to the Company's net loss of $428,900, offset by depreciation of $3,241, stock issued in lieu of cash compensation of $206,525, stock option expense of $2,100, interest accrued on notes payable of $62,080 and the net changes in operating assets and liabilities of $68,624.  Cash used in operations for the year ended December 31, 2013 was primarily attributable to the Company's net loss of $532,581, offset by depreciation of $3,390, stock issued as debt discount for loan inducement of $5,001, stock issued in lieu of cash compensation of $37,000, stock option expense of $2,400, issuance of a note payable for financing fees of $10,020, interest accrued on notes payable of $118,263 and the net changes in operating assets and liabilities of $267,582.

Cash used in investing activities for the year ended December 31, 2014 and 2013 was $-0-, respectively.

Cash provided by financing activities for the year ended December 31, 2014 included $29,750 from the sale of common stock, $1,030 from the exercise of stock options, $1,400 from cash advanced from related parties, proceeds from the issuance of notes payable of $30,000. Cash provided by financing activities for the year ended December 31, 2013 included $11,265 from the sale of common stock, $24 from the exercise of stock options, proceeds from the issuance of notes payable of $10,000 and borrowings from related parties of $65,000.

At December 31, 2014, we had a cash balance of $19,132. We anticipate cash needs of approximately $75,000 to sustain our current level of operations. On February 14, 2014, we received effectiveness of our Registration Statement on Form S-1.  We have registered up to 8,000,000 shares of our common stock to be sold at a proposed offering price of $.50 per share for an aggregate of $4,000,000.  Until we are able to raise capital, we will rely on loans from shareholders and third parties to fund our operations. Any such sales of equity or debt securities are not certain and may not occur.

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

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DMC Beverage Corp.

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DMC Beverage Corp.

We have audited the accompanying balance sheet of DMC Beverage Corp. as of December 31, 2014, and the related statement of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2014 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on March 7, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMC Beverage Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs
Temple Terrace, Florida
April 15, 2015

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DMC Beverage Corp.

We have audited the accompanying balance sheet of DMC Beverage Corp. as of December 31, 2013  the related statement of operations, stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMC Beverage Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2014

PCAOB Registered
AICPA Member

DMC BEVERAGE CORP.
Balance Sheets
	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$19,132	$269

Total current assets	19,132	269

Property and equipment, net	9,698	12,939

Total assets	$28,830	$13,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$844,944	$756,935
Accrued expenses	7,796	281,115
Contractor liabilities	-	214,000
Coupon reimbursement liabilities	231,757	304,944
Accrued interest	114,981	154,300
Due to related parties	200	19,218
Line-of-credit and notes payable - related parties	174,727	395,901
Notes payable	50,000	60,000

Total current liabilities	1,424,405	2,186,413

Other liabilities:	-	-

Total liabilities	1,424,405	2,186,413

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, 50,000,000 shares authorized, $0.0001 par value, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 18,411,196 and 13,642,391 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,841	1,364
Additional paid-in-capital	4,709,445	3,503,593
Common stock issuable	201	-
Accumulated deficit	(6,107,062)	(5,678,162)
Total stockholders' equity (deficit)	(1,395,575)	(2,173,205)

Total liabilities and stockholders' equity (deficit)	$28,830	$13,208

See accompanying notes to financial statements.

DMC BEVERAGE CORP.
Statements of Operations
	For the Year Ended
	December 31,
	2014	2013

Revenues	$-	$-

Operating expenses
Selling, general and administrative expenses	(324,651)	(409,914)

Net loss from operations	(324,651)	(409,914)

Other income (expense):
Interest income	844	597
Interest expense	(105,093)	(123,264)
Total other income (expense)	(104,249)	(122,667)

Net loss before income taxes (benefit)	(428,900)	(532,581)

Provision (benefit) for income taxes	-	-

Net loss	$(428,900)	$(532,581)

Net loss per common share - Basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding - Basic and diluted	14,606,446	13,458,971

See accompanying notes to financial statements.

DMC BEVERAGE CORP.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	-	$-	12,894,869	$1,289	-	-	$3,437,539	$(5,145,581)	$(1,706,753)
					-	-
Common stock and warrants issued for cash	-	-	155,102	16	-	-	11,249	-	11,265
Common stock issued for services	-	-	100,020	10	-	-	4,991	-	5,001
Common stock issued in lieu of cash compensation	-	-	148,000	15	-	-	36,985	-	37,000
Stock option expense	-	-	-	-	-	-	2,400	-	2,400
Stock options exercised	-	-	240,000	24	-	-	-	-	24
Conversion of note payable and accrued interest to common stock	-	-	104,400	10	-	-	10,429	-	10,439
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(532,581)	(532,581)

Balance, December 31, 2013	-	$-	13,642,391	$1,364	-	-	$3,503,593	$(5,678,162)	$(2,173,205)
					-	-
Common stock issued for cash	-	-	1,000,000	100	-	-	9,900	-	10,000
Stock options exercised	-	-	488,679	49	-	-	981	-	1,030
Stock option expense	-	-	-	-	-	-	2,100	-	2,100
Common stock issued for services	-	-	957,545	96	-	-	228,323	-	228,419
Common stock issued in conversion of debt	-	-	2,322,581	232	-	-	882,000	-	882,232
Common stock issuable in conversion of debt	-	-	-	-	37,500	4	14,996	-	15,000
Common stock issuable for stock option exercise	-	-	-	-	1,975,000	198	19,553	-	19,750
Beneficial conversion feature on note payable	-	-	-	-	-	-	47,999	-	47,999
Net loss for the year ended December 31, 2014	-	-	-	-	-		-	(428,900)	(428,900)

Balance, December 31, 2014	-	$-	18,411,196	$1,841	2,012,500	$201	$4,709,445	$(6,107,062)	$(1,395,575)

See accompanying notes to financial statements.

DMC BEVERAGE CORP.
Statements of Cash Flows
	For the Year Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(428,900)	$(532,581)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,241	3,390
Bad debt expense	-	46,500
Stock issued as debt discount for loan inducement	-	5,001
Stock based compensation	206,525	37,000
Stock option expense	2,100	2,400
Issuance of note payable for financing fees	-	10,020
Interest accrued on notes payable	62,080	118,263
Accretion of debt discount as interest	43,013	-
Changes in operating assets and liabilities:
Accounts receivable	-	2,119
Inventories	-	84,268
Prepaid expenses	-	672
Accounts payable	91,153	7,996
Accrued expenses	50,658	138,696
Coupon reimbursement liabilities	(73,187)	(2,119)
Contractor liabilities	-	(10,550)
Net cash used in operating activities	(43,317)	(88,925)

Cash flows provided by (used in) investing activities:
Net cash used in investing activities	-	-

Cash flows provided by (used in) financing activities:
Proceeds from the sale of common stock	29,750	11,265
Stock options exercised	1,030	24
Cash advanced from related parties	1,400	-
Proceeds from issuance of notes payable	30,000	10,000
Proceeds from issuance of notes payable - related parties	-	65,000
Net cash provided by financing activities	62,180	86,289

Net increase (decrease) in cash	18,863	(2,636)

Cash at beginning of period	269	2,905

Cash at end of period	$19,132	$269

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Conversion of note payable and accrued interest to common stock:
Notes payable - related parties	$(257,439)	$-
Notes payable	$(40,000)	$(10,020)
Accrued interest	$(89,399)	$(419)
Common stock	$92	$10
Additional paid in capital	$371,746	$10,429
Common stock issuable	$15,000	$-

Conversion of contractor liabilities and amounts due to related parties to common stock:
Contractor liabilities	$(214,000)	$-
Due to related parties	$(19,218)	$-
Common stock	$58	$-
Additional paid in capital	$233,160	$-

Conversion of accrued salaries to common stock:
Accrued salaries	$(275,976)	$-
Common stock	$69	$-
Additional paid in capital	$275,907	$-
Common stock issuable	$-	$-

Conversion of accrued salaries to note payable:
Accrued salaries	$(48,000)	$-
Notes payable - related parties	$48,000	$-
Note payable discount (beneficial conversion feature)	$(47,999)	$-
Additional paid in capital	$47,999	$-

Common stock issued as debt discount on notes payable:
Notes payable (debt discount)	$(18,750)	$-
Common stock	$8	$-
Additional paid in capital	$18,742	$-

Assignment of notes payable:
Notes payable - related parties	$(20,000)	$-
Accrued interest	$(12,000)	$-
Notes payable - related parties	$32,000	$-

See accompanying notes to financial statements.

DMC BEVERAGE CORP.
Notes to Financial Statements
December 31, 2014

Note 1 – Nature of Business, Presentation, and Going Concern

Organization

DMC Beverage Corp. (the "Company") was incorporated in Delaware on November 1, 2002 as Destiny Media Corp. ("Destiny").

On July 1, 2012, GBX Companies, Inc. ("GBX") and Destiny entered into a Merger Agreement pursuant to which Destiny issued 11,092,320 shares of its restricted Common Stock in exchange for 100% of the outstanding shares of GBX common stock. Each GBX shareholder received 15 shares of Destiny common stock for each share of GBX stock held on the merger date. As a result of the Merger Agreement, former shareholders of GBX owned 86% of the Company and our principal business became the business of GBX, the juice beverage manufacture and sales industry. After the merger, the Company changed its name to DMC Beverage Corp ("DMC"), to reflect the Company's focus on juice.

The merger has been accounted for as a reverse acquisition with GBX as the accounting acquirer.

Nature of Operations

The Company operates in the juice beverage manufacture and sales industry.

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for financial statement presentation and in accordance with Form 10-K. In the opinion of management, the audited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations and cash flows.

Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $428,900 for the year ended December 31, 2014 and has incurred cumulative losses since inception of $6,107,062.  The Company has a stockholders' deficit of $1,395,575 at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

These audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas of estimate include the impairment of assets and rates for amortization, accrued liabilities, future income tax obligations and the inputs used in calculating stock-based compensation and transactions.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, respectively, the Company had $19,132 and $269 in cash and cash equivalents.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 "Property, Plant and Equipment". ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  The Company did not recognize any impairment losses for the year ended December 31, 2014 and 2013.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including, cash and cash equivalents, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition".  Sales income is recognized only when all of the following criteria have been met:
i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $nil for the years ended December 31, 2014 and 2013, respectively.  Advertising expenses are included in the Company's operating expenses.  Advertising costs consisted of live demonstrations, media broadcasts, digital, outdoor, and prints and all associated costs.

Stock Based Compensation

The Company accounts for Stock-Based Compensation under ASC 718 "Compensation – Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

The FASB has issued ASC 740 "Income Taxes".  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740 and concluded that the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2014 and 2013.

Earnings Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations.  Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2014, there were a total of 2,012,358 stock options outstanding to purchase shares of common stock.  However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of loss per share.

Note 3 – Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 "Development Stage Entities" (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 "Consolidation" for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes effective July 17, 2012.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation – Stock Compensation" (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements – Going Concern (Subtopic 205-40)." The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016.  Management is currently evaluating the potential impact that adoption may have on its consolidated financial statements and footnote disclosures.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Note 4 – Property and Equipment, net

Property and equipment at December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
	2014	2013

Machinery and equipment	$17,910	$18,451

Office equipment	5,562	5,562

	23,472	24,013

Less accumulated depreciation	(13,774)	(11,074)

Property and equipment, net	$9,698	$12,939

Depreciation expense was $3,241 and $3,390 for the year ended December 31, 2014 and 2013, respectively.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 5 – Contractor Liabilities

At December 31, 2014 and 2013 contractor liabilities totaled $nil and $214,000, respectively. These amounts are accrued under consulting agreements as deferred contract labor and employment agreement entered into during 2012. During the year ended December 31, 2014, $214,000 of contractor liabilities were converted into 535,000 shares of the Company's restricted common stock. As of December 31, 2014 and 2013, amounts recorded in the amount of, $nil and $205,194, respectively were due to related parties.

Note 6 – Coupon Reimbursement Liabilities

Amounts included in the account were coupon redemptions received by third party coupon clearing houses and submitted to the Company for payment. Upon being unpaid by the Company, the third party coupon clearing houses charged redemption amounts back to the customers of the Company. The customers then billed the Company for the coupon amounts not honored. During the year ended December 31, 2104, $73,187 were deemed to be expired and credited to operating expenses.

Note 7 – Line-of-Credit and Notes Payable – Related Parties

At December 31, 2014 and December 31, 2013, a line-of-credit and notes payable to related parties consisted of the following:

	December 31,	December 31,
	2014	2013
Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated November 1, 2009, in the amount of $23,963, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	$23,963	$23,963

Promissory note to Alfred Restaino, Jr., a shareholder of the Company, dated January 3, 2011, in the amount of $106,000, bearing interest at 6% and was due on December 3, 2011. During the year ended December 31, 2014, the note and accrued interest totalling $45,590 was converted into 378,975 shares of the Company's common stock.	-	106,000

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated February 18, 2011, in the amount of $10,000, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	10,000	10,000

Promissory note to Shelimar Holdings LTD ("Shelimar"), of which the Company's Chairman of the Board of Directors is the President of Shelimar, dated November 28, 2011, in the amount of $125,000, which bore interest at 8% and was due on January 28, 2012. During the year ended December 31, 2014, the note and accrued interest totalling $36,145 was converted into 368,959 shares of the Company's common stock.	-	111,438

Promissory note to Sean McBride, a shareholder of the Company, dated January 2, 2012, in the amount of $79,500, bearing interest at 8% and was due on June 30, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	79,500	79,500

Promissory note to Roger Shorthill, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and was due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	-	5,000

Promissory note to LeeAnna Marchel, a shareholder of the Company, dated June 22, 2013, in the amount of $5,000, bearing interest at 60% and was due the earlier of June 22, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	-	5,000

Promissory note to Rick and Cyndi DeGarlais, shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Alfred Restaino, Jr., shareholders of the Company dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and was due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	-	5,000

Promissory note to Teresa Poletz, a shareholder of the Company, dated June 26, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 26, 2014 or upon the Company receiving $500,000 in funding from a lender. On June 27, 2014, the note balance and accrued interest of $3,000 was assigned to Robert Paladino.	-	5,000

Promissory note to Shelimar, dated July 8, 2013, in the amount of $40,000 and bearing interest at 8% and due the earlier of July 8, 2014 or upon the Company receiving $500,000 in funding from a lender. During the year ended December 31, 2014, the note and accrued interest totalling $1,974 was converted into 104,935 shares of the Company's common stock.	-	40,000

Promissory note to Robert Paladino, a shareholder of the Company, dated June 27, 2014, in the amount of $32,000, which bears no interest and is due upon the Company receiving $500,000 in funding from a lender.	32,000	-

Convertible promissory note to John Wittler, a shareholder and former officer of the Company, dated December 31, 2014, in the amount of $48,000, which bears interest at 6% per annum, is due March 31, 2015, and is convertible into common stock of the Company at a 50% discount to the average closing bid price during the fourteen days preceeding the date of conversion. The note has been discounted by its beneficial conversion feature of $23,736 at December 31, 2014.	24,264	-

	174,727	395,901

Less current portion	(174,727)	(395,901)

Line-of-credit and notes payable - related parties, net of current portion	$-	$-

Note 8 – Notes Payable

At December 31, 2014 and December 31, 2013, notes payable to unrelated parties consisted of the following:

	December 31,	December 31,
	2014	2013
Convertible promissory note to David Sample dated April 27, 2012, in the amount of $50,000, bearing interest at 18% and was due on October 27, 2012. The note is in default and is accruing interest at a default rate of 24% since the date of default. The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.10 per share.	$50,000	$50,000

Promissory note to Juan Carlos Sabillon Davila dated July 18, 2013, in the amount of $5,000, with a flat interest fee of $5,000 and is due the earlier of July 18, 2014 or upon the Company receiving $500,000 in funding from a lender. During the year ended December 31, 2014, the note and accrued interest totalling $5,000 was converted into 37,500 shares of the Company's common stock, which remains issuable at December 31, 2014.	-	10,000

Convertible promissory note to Gerald Bender dated January 20, 2014, in the amount of $5,000, bearing interest at 12% and was due on January 20, 2015. The note was convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 12,500 shares of the Company's common stock, valued at $3,125, were issued on September 30, 2014 as an inducement to make the loan, which was accounted for as a debt discount. During the year ended December 31, 2014, the note and accrued interest totalling $115 was converted into 12,787 shares of the Company's common stock.
	-	-

Convertible promissory note to Kim and John Rodell dated January 21, 2014, in the amount of $25,000, bearing interest at 12% and was due on January 21, 2015.  The note was convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.40 per share. 62,500 shares of the Company's common stock, valued at $15,625, were issued on September 30, 2014 as an inducement to make the loan, which was accounted for as a debt discount. During the year ended December 31, 2014, the note and accrued interest totalling $575 was converted into 63,939 shares of the Company's common stock.
	-	-

	50,000	60,000

Less current portion	(50,000)	(60,000)

Notes payable, net of current portion	$-	$-

Note 9 – Related Party Transactions

As of December 31, 2012, the Company had advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the year ended December 31, 2014 and the year ended December 31, 2013, the Company advanced an additional $8,623 and $29,280, respectively, to the Officer and Director. At December 31, 2014 and December 31, 2013, the total amount of the advances, including accrued interest, of $43,573 and $42,730, respectively, was applied against accrued salaries owed to the Officer and Director.

At December 31, 2013, the Company had contractor liability amounts due to shareholders of the Company, including George Gamble, a founder of the company, shareholder and former officer, Rob Paladino, a former officer of the Company, and Donald Slater, our former Chief Operating Officer, and Teresa Poletz, a shareholder, of $236,694. Also as of December 31, 2013, there were balances outstanding pursuant to a contract labor agreement from George Gamble in the amount of $31,500. Upon evaluation of performance goals, it was determined that $31,500 was due back to the Company. This amount has been offset against contractor liabilities for Mr. Gamble. During the year ending December 31, 2014, the total amount outstanding of $205,194 were converted into 512,986 shares of the Company's restricted common stock.

At December 31, 2013, the Company had amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble. During the year ended December 31, 2014, this amount has been converted into 48,046 shares of the Company's restricted common stock. During the year ended December 31, 2014, Mr. Paladino loaned an additional $1,400 to the Company and $1,200 of them has been converted into 120,000 shares. The loan is noninterest bearing and is due on demand.

Note 10 – Stockholders' Deficit

Authorized Capital

The Company has 2,000,000,000 authorized shares of Common Stock at $0.0001 par value and 50,000,000 authorized shares of Preferred Stock at a par value of $0.0001.

Common Stock

During the year ended December 31, 2014, the Company issued an aggregate of 75,000 shares of its restricted common stock valued at $18,750 to two lenders as inducements to make the loans, issued 490,000 shares to its former chief financial officer per an employment contract valued at $178,750, converted $371,838 of notes payable and accrued interest into 929,595 shares of its restricted common stock, $234,418 of contractor liabilities and other amounts due to related parties into 703,046 shares of its restricted common stock, 43,097 shares of its common stock as payment for services from outside third parties valued at $13,774, issued 689,940 of its restricted common stock in conversion of accrued salaries of $275,976 to its Chief executive Officer and former Chief revenue Officer,  issued 35,000 shares of its restricted common stock in settlement of the cancellation of an investment agreement valued at $14,000, issued 488,679 shares of its common stock valued at $1,030 by the exercise of stock options, issued 314,448 shares of its common stock as payment for services from related parties valued at $3,144, and issued 1,000,000 shares of its common stock valued at $10,000 as proceeds from sale of common stock.

During the year ended December 31, 2014, the Company agreed to issue an aggregate of 37,500 shares of its restricted common stock in conversion of $15,000 of notes payable and accrued interest, and received $10,000 for the proceeds from sales of common stock of 1,975,000 shares. The total of 2,012,500 shares valued at $34,750 remains unissued at December 31, 2014 and is included in the equity section of the balance sheet as common stock issuable.

Stock Options

The following summarizes options outstanding at December 31, 2012 and option activity for the year ended December 31, 2013 and the nine months ended December 31, 2014:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2012	1,766,037	1,305,000	3,071,037	$0.170

Options granted	–	–	–	–

Options exercised	(240,000)	–	(240,000)	0.001

Options cancelled or expired	–	–	–	–

Outstanding at December 31, 2013	1,526,037	1,305,000	2,831,037	0.186

Options granted	–	–	–	–

Options exercised	(488,679)	–	(488,679)	0.002

Options cancelled or expired	(330,000)	–	(330,000)	0.001

Outstanding at December 31, 2014	707,358	1,305,000	2,012,358	$0.260

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at December 31, 2014:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$0.0001	330,000	8.09	$0.0001	$3,267	30,000	$0.0001	$297
$0.0053	377,358	4.21	$0.0053	1,774	377,358	$0.0053	1,774
	707,358		$0.0029	$5,041	407,358	$0.0049	$2,071

Vested amount of the options of $2,100 and $2,400 was expensed as stock-based compensation for the year ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was unrecognized compensation costs of $4,887 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.21 years as of December 31, 2014. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at December 31, 2014:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$0.40	1,305,000	6.39	$0.40	$–	1,305,000	$0.40	$–

Note 11 – Income Taxes

The income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	Year Ended December 31,
	2014	2013

Expected federal income tax at 34% statutory rate	-34.0%	-34.0%
State income taxes	-3.6%	-3.6%
Permanent differences	0.0%	-0.5%
Change in valuation allowance	37.6%	38.1%
	0.0%	0.0%

	December 31,
	2014	2013
Income tax expense at statutory rate	$161,300	$199,400
Change in valuation allowance	(161,300)	(199,400)
Income tax expense per books	$-	$-

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are approximately as follows:

	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carry-forwards	$1,640,100	$1,478,800
Valuation allowance	(1,640,100)	(1,478,800)
Net deferred income tax assets	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely than not to be realized from future operations. The Company has established a full valuation allowance on its net deferred tax assets because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $161,300 and $199,400 for the years ended December 31, 2014 and 2013, respectively.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2014 and 2013. At December 31, 2014, the Company has net operating loss carry forwards of approximately $4,358,900, which expire commencing 2031. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code ("IRS") and similar state provisions.

IRS Section 382 places limitations (the "Section 382 Limitation") on the amount of taxable income which can be offset by net operating loss carry forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry forwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2014, but believes the provisions will not limit the availability of losses to offset future income.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Colorado. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply.  As of December 31, 2014, tax years 2009 through 2014 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Note 12 – Commitments and Contingencies

Security Interests in Common Stock

As of December 31, 2014 and 2013, related party note holders held security interests in 20,000 and 269,091 shares of the Company's common stock as collateral to notes payable totaling $5,000 and $171,000, respectively.

Legal Matters

During the course of business, litigation commonly occurs. From time to time the Company may be a party to litigation matters involving claims against the Company. The Company operates in a highly regulated industry and employs personnel which may inherently lend itself to legal matters. Management is aware that litigation has associated costs and that results of adverse litigation verdicts could have a material effect on the Company's financial position or results of operations. Management, in consultation with legal counsel, has addressed known assertions and predicted unasserted claims below.

At December 31, 2014 and 2013, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished. The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract. Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract. The current liability has been recorded in full in the financial statements, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 26, 2014, DKM Certified Public Accountants ("DKM") of Clearwater, Florida declined to stand for reappointment as our Company's independent auditor   The report of DKM as of and for the fiscal year ended December 31, 2013 contained  no adverse  opinion or  disclaimer  of opinion and was not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to include an explanatory paragraph stating that there was  substantial  doubt about the Company's ability to continue as a going concern.

 During the fiscal year ended  December  31, 2013 and through each subsequent  period,  there have been no disagreements with  DKM on any matter of  accounting  principles  or  practices,   financial  statement  disclosure  or  auditing  scope  or procedure,  which disagreements if not resolved to the satisfaction of DKM would have caused them to make  reference  thereto in connection  with their report on the financial  statements for such years.

On December 26, 2014 the Company engaged Green & Company CPA's of Tampa, Florida, as its independent registered accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our Chief Executive and Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive and financial officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive and Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

			Held
			Position
Name	Age	Positions	Since
Donald Mack(1)	57	Chief Executive and Financial Officer and Director	12 /1/2012
John Wittler(1)	56		1/2/2014
Robert Paladino(2)	57	Director	12 /1/2012
Yankel Rosenthal	46	Director and Chairman	7/1/2012
George Palmer	67	Secretary and Director	7/1/2012
(1)	John Wittler resigned as your Chief Financial Officer on September 30, 2014 and Donald Mack assumed the position as our Chief Financial Officer on an interim basis.
(2)	Robert Paladino resigned as our Chief Revenue Officer on September 30, 2014.

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

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

Robert Paladino has been the Chief Revenue Officer and Director of the Company since December 1, 2012.  Mr. Paladino has over thirty years of experience in the consumer product goods industry.  From 2005 to 2009, he was the Executive Vice President of Vivaro Corporation in New York City, NY and President of Kare Distribution, Vivaro's wholly-owned national distribution subsidiary.  From 2009 through 2012, he worked with the business consultancy firm Infinity Brand Advisors in Tampa, FL.  Mr. Paladino served as the Chief Executive Officer for CoolJuice during its launch.  A graduate of West Virginia University, Mr. Paladino received a BS in business administration, marketing and furthered his studies in 1986 with Columbia University's Executive Development Program.

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

Family Relationships

There are no family relationships between any director or executive officer of our company.

Significant Employees

We do not currently have any significant employees other than our executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)
any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2014, our officers and directors, Donald Mack, John Wittler, Robet Paladino, Yankel Rosenthal and George Palmer, have not yet filed a Form 3 reporting their beneficial ownership of the Company's common stock.

Code of Ethics

We do not currently have a Code of Ethics because we have limited business operations and only three officers/directors on the Board. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Committees of Board of Directors

The Company does not have a formal Audit Committee, Nominating Committee or Compensation Committee.  As the Company's business expands, however, it will reassess this process.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

 The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Summary Compensation Table

									Nonqualified
								Nonequity	Deferred
						Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary		Bonus		Awards (1)	Awards (1)	Compensation	Earnings	Compensation	Total
		$		$		$	$	$	$	$	$

Donald Mack (2)	2014		42,000		-	-	-	-	-	-		42,000
Chief Executive Officer	2013		84,000		-	-	-	-	-	-		84,000

John Wittler (3)	2014		48,000		-	-	178,750	-	-	-		226,750
Chief Financial Officer	2013		-		-	-	-	-	-	-		-

Robert Paladino (4)	2014		42,000		-	-	-	-	-	-		42,000
Chief Revenue Officer	2013		84,000		-	-	-	-	-	-		84,000

Kerry Roberts (5)	2014		-		-	-	-	-	-	-		-
Chief Financial Officer	2013		1,250		-	-	-	-	-	-		1,250

Donald Slater (6)	2014		-		-	-	-	-	-	-		-
Chief Operating Officer	2013		-		-	-	-	-	-	-		-

(1) Stock awards and options are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	In 2012, Mr. Mack received 600,000 options to purchase Common Stock which vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting
(3)	Mr. Wittler was appointed as Chief Financial Officer on January 2, 2014. He received 100,000 shares of Common Stock on the date of appointment and will receive 15,000 shares of Common Stock each month that he serves as Chief Financial Officer
(4)	In 2012, Mr. Paladino received 600,000 options to purchase Common Stock which vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting.
(5)	Mr. Roberts resigned as Chief Financial Officer effective December 31, 2013.
(6)	Mr. Slater resigned as Chief Operating Officer effective January 20, 2014.

Other than disclosed above, no other board members received compensation in any form for their services as board members.

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

As long as Mr. Mack remains employed by the Company and provided that the Company can make cash payments without compromising its financial stability, at the end of each fiscal year he shall receive an "earnings bonus", paid in the form of cash, equal to 10% of the gross earnings before interest, taxes, depreciation and amortization.  This cash bonus shall be calculated at each fiscal year end and paid not later than 45 days subsequent to any fiscal year end.  To date, no bonuses have been earned, deferred or accrued.  These bonuses are cash bonuses and will only be earned and paid once the company meets the gross earning milestones as defined above.

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

Consulting Agreements

The Company and Wittler International Inc., of which John Wittler is the sole shareholder, entered into a non-exclusive Consulting Agreement on January 2, 2014.  Under the agreement, Mr. Wittler serves as the Company's Chief Financial Officer.  In connection with the consulting agreement, Mr. Wittler receives $6,000 per month.  These payments are deferred until the earlier of the registrant receiving funding of at least $1,000,000 or June 30, 2014.  Mr. Wittler received 100,000 common shares at the signing of the consulting agreement.  In addition, Mr. Wittler will receive 15,000 common shares at the end of each month, as well as receive an option priced at $0.0001 for an amount of shares equal to 1% of the issued and outstanding stock for each $1,000,000 received from an investor directly introduced by Mr. Wittler, and will be capped at 5% of the total amount of issued and outstanding stock.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan Awards:
								Incentive	market
			Equity					Plan Awards:	or payout
			Incentive					Number of	value of
			Plan				Market	unearned	unearned
			Awards:			Number of	value of	shares,	shares,
	Number of	Number of	number of			shares	shares	units or	units or
	shares	shares	shares			or units	or units	other	other
	underlying	underlying	underlying			of stock	of stock	rights	rights
	unexercised	unexercised	unexercised	Option	Option	that	that	that	that
	options	options	unearned	exercise	expiration	have not	have not	have not	have not
Name	exercisable	unexercisable	options	price	date	vested	vested	vested	vested
						$		$	$
Donald Mack	30,000	300,000	-	0.0001	(1)	-	-	-	-
Donald Mack	188,679	-	-	0.0053	3/15/2019

(1) The stock options vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors' or executive officers' responsibilities following a change in control.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors. We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2015, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.
		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Ownership (1)	Class (2)
Donald Mack (4) (5) (6)	Common Stock	1,138,851	6.2%
John Wittler	Common Stock	160,000	0.9%
Robert Paladino (5) (6)	Common Stock	2,689,020	14.6%
Yankel Rosenthal (5) (7)	Common Stock	6,296,685	34.2%
George Gamble (5)	Common Stock	820,980	4.6%
All Directors and Officers as a Group	Common Stock	10,284,556	55.9%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 18,411,196 shares of Common Stock outstanding as of March 31, 2015, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3) Unless otherwise indicated, the address of each person listed is c/o DMC Beverage Corp., 7000 S. Yosemite Street, Suite 290B, Englewood, CO 80112
(4) Indicates Officer.
(5) Indicates Director.
(6) Shares include 150,000 stock options exercisable within 60 days.
 (7)Shares include 6,296,685 common shares beneficially owned by Shelimar Holdings Ltd., a British Virgin Islands business company, which are controlled by Mr.Yankel Rosenthal and his family.  Mr. Rosenthal has voting and dispositive power.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2014 and 2013, there were balances outstanding pursuant to a contract labor agreement from George Gamble, a founder, shareholder and Director of the Company, in the amount of $0 and 31,500, respectively.   The amount of $31,500 was offset liabilities for George Gamble and converted to 23,835 common shares.

During the year ended December 31, 2013, the Company advanced an additional $29,280 to the Mr. Mack.  At December 31, 2013, the total amount of the advances of $42,730 was applied against accrued salaries owed to Mr. Mack.  During the year ended December 31, 2014, the Company advanced an additional $8,623 to the Mr. Mack.  At December 31, 2014, the total amount of the advances of $43,573 was applied against accrued salaries owed to Mr. Mack.

At December 31, 2014 and 2013, the Company had contractor liability amounts due to George Gamble, Donald Mack, Rob Paladino, and Donald Slater, our former Chief Operating Officer, of $0 and $236,694, respectively.

At December 31, 2014 and 2013 the Company has amounts due to related parties of $200 which are due to Rob Paladino and $19,218 which are due to Rob Paladino and George Gamble, respectively.

All related party transactions are approved by the Board of Directors.

Director Independence.  The Company's board of directors consists of Donald Mack, Rob Paladino, Yankel Rosenthal and George Gamble.  None of our directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended December 31, 2014, there were no transactions with related persons other than as described in the section above entitled "Item 11.  Executive Compensation".

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees (1)	$10,500	$7,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$10,500	$7,500

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document†
101.sch	XBRL Taxonomy Schema Document†
101.cal	XBRL Taxonomy Calculation Linkbase Document†
101.def	XBRL Taxonomy Definition Linkbase Document†
101.lab	XBRL Taxonomy Label Linkbase Document†
101.pre	XBRL Taxonomy Presentation Linkbase Document†

*     Filed Herewith

†    In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

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
Date:  April 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Mack	CEO/ Director	April 14, 2015

/s/John S. Wittler	CFO	April 14, 2015

/s/Yankel Rosenthal	Director	April 14, 2015

/s/Robert A. Paladino	Director	April 14, 2015

/s/George Gamble	Director	April 14, 2015