Form 10-K/A
period 2014-12-31
DMC Beverage Corp.
filed 2015-04-21
CIK 1580426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Amendment No. 1 to
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

DOCUMENTS INCORPORATED BY REFERENCE

 None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Item 12 is being revised because Mr. George Gamble is not a Director of the Company and was inadvertently listed as a such, Mr. George Palmer, who is a Director of the Company was inadvertently omitted from Item 12. The signature block is being corrected for same reason stated above as well as to delete our former Chief Financial Officer’s name “(CFO”) as same was inadvertently also included. We have corrected same by deleting the signature of our former CFO.

No changes other than those above-mentioned have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Donald Mack  has been the Chief Executive Officer and Director of the Company since December 1, 2012, and as our Chief Financial Officer since September 30, 2014.  From 2002 to 2012, Mr. Mack was the Chief Executive Officer of Destiny Media Corp.  In 2009, he was a loan modification officer for Loan Modification Solutions & US Loan Modifications.  From January 2012 through May 2012, he worked as a sales representative for Metal Building Outlet.  Mr. Mack attended Red Rocks Community College in Colorado in 1982 with a focus on Solar Engineering and from Marin Community College in 2011 with a focus on Real Estate.  In 2003 Mr. Mack was charged with tax evasion that resulted in a felony in case 03-00142-LTB.

John Wittler  was appointed the Chief Financial Officer of the Company on January 2, 2104 and resigned on September 30, 2014.  Mr. Wittler operates as an executive for two separate companies.  From 1994 through the present, Mr. Wittler has been the Managing Director of Wittler International Inc., a consulting firm.  From January, 2012 to present, Mr. Wittler has been the Chief Financial Officer and a Director of Spartan Gold Ltd.  Mr. Wittler is a CPA and graduated from Ball State University in August 1981.

Robert Paladino  has been a Director of the Company since December 1, 2012 and as our Chief Revenue Officer from December 1, 2012 to September 30, 2014.  Mr. Paladino has over thirty years of experience in the consumer product goods industry.  From 2005 to 2009, he was the Executive Vice President of Vivaro Corporation in New York City, NY and President of Kare Distribution, Vivaro's wholly-owned national distribution subsidiary.  From 2009 through 2012, he worked with the business consultancy firm Infinity Brand Advisors in Tampa, FL.  Mr. Paladino served as the Chief Executive Officer for CoolJuice during its launch.  A graduate of West Virginia University, Mr. Paladino received a BS in business administration, marketing and furthered his studies in 1986 with Columbia University's Executive Development Program.

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

Summary Compensation Table

									Nonqualified
								Nonequity	Deferred
						Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary		Bonus		Awards (1)	Awards (1)	Compensation	Earnings	Compensation	Total
		$		$		$	$	$	$	$	$

Donald Mack (2)	2014		42,000		-	-	-	-	-	-		42,000
Chief Executive Officer, Chief Financial Officer	2013		84,000		-	-	-	-	-	-		84,000

John Wittler (3)	2014		48,000		-	-	178,750	-	-	-		226,750
Chief Financial Officer	2013		-		-	-	-	-	-	-		-

Robert Paladino (4)	2014		42,000		-	-	-	-	-	-		42,000
Chief Revenue Officer	2013		84,000		-	-	-	-	-	-		84,000

Kerry Roberts (5)	2014		-		-	-	-	-	-	-		-
Chief Financial Officer	2013		1,250		-	-	-	-	-	-		1,250

Donald Slater (6)	2014		-		-	-	-	-	-	-		-
Chief Operating Officer	2013		-		-	-	-	-	-	-		-

(1)	Stock awards and options are valued based on the aggregate fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	In 2012, Mr. Mack received 600,000 options to purchase Common Stock which vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting. Mr. Mack assumed the position as our interim Chief Financial Officer on September 30, 2014.
(3)	Mr. Wittler was appointed as Chief Financial Officer on January 2, 2014 and resigned on September 30, 2014. He received 100,000 shares of Common Stock on the date of appointment and will receive 15,000 shares of Common Stock each month that he serves as Chief Financial Officer
(4)	In 2012, Mr. Paladino received 600,000 options to purchase Common Stock which vest monthly over a 5 year period and are exercisable for 7 years from the date of vesting. Mr. Paladino resigned as our Chief Revenue Officer on September 30, 2014.
(5)	Mr. Roberts resigned as Chief Financial Officer effective December 31, 2013.
(6)	Mr. Slater resigned as Chief Operating Officer effective January 20, 2014.

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
		Amount and
		Nature of
	Title of Stock	Beneficial	Percent of
Name of Beneficial Owner (3)	Class	Ownership (1)	Class (2)
Donald Mack (4) (5) (6)	Common Stock	1,138,851	6.2%
John Wittler	Common Stock	160,000	0.9%
Robert Paladino (5) (6)	Common Stock	2,689,020	14.6%
Yankel Rosenthal (5) (7)	Common Stock	6,296,685	34.2%
George Palmer (5)	Common Stock	18,868	0.1%
All Directors and Officers as a Group	Common Stock	10,284,556	55.9%

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
Chief Executive Officer
Date:  April 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Mack	CEO/CFO/ Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 20, 2015

/s/Yankel Rosenthal	Director	April 20, 2015

/s/Robert A. Paladino	Director	April 20, 2015

/s/George Palmer	Director	April 20, 2015