Form 10-Q
period 2015-03-31
DMC Beverage Corp.
filed 2015-05-20
CIK 1580426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (888) 645-8423

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

As of May 15, 2015, there were 18,411,196 shares of common stock outstanding.

DMC BEVERAGE CORP.

Form 10-Q

MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's amended annual report filed with the SEC on April 21, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

DMC BEVERAGE CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$7,568	$19,132

Total current assets	7,568	19,132

Property and equipment, net	8,906	9,698

Total assets	$16,474	$28,830

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$844,144	$844,944
Accrued expenses	7,796	7,796
Coupon reimbursement liabilities	231,757	231,757
Accrued interest	125,345	114,981
Due to related parties	200	200
Line-of-credit and notes payable - related parties	198,463	174,727
Notes payable	50,000	50,000

Total current liabilities	1,457,705	1,424,405

Other liabilities:	–	–

Total liabilities	1,457,705	1,424,405

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 50,000,000 shares authorized, $0.0001 par value, no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 18,411,196 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,841	1,841
Additional paid-in-capital	4,709,745	4,709,445
Common stock issuable	201	201
Accumulated deficit	(6,153,018)	(6,107,062)
Total stockholders' deficit	(1,441,231)	(1,395,575)

Total liabilities and stockholders' deficit	$16,474	$28,830

See accompanying notes to these unaudited condensed financial statements.

DMC BEVERAGE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues	$–	$–

Operating expenses
Selling, general and administrative expenses	(11,857)	(133,917)

Net loss from operations	(11,857)	(133,917)

Other income (expense):
Interest income	1	226
Interest expense	(34,100)	(27,808)
Total other income (expense)	(34,099)	(27,582)

Net loss before income tax	(45,956)	(161,499)

Provision (benefit) for income tax	–	–

Net loss	$(45,956)	$(161,499)

Net loss per common share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	18,411,196	13,642,391

See accompanying notes to these unaudited condensed financial statements.

DMC BEVERAGE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,956)	$(161,499)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	792	792
Stock based compensation	–	40,750
Stock option expense	300	600
Interest accrued on notes payable	10,364	24,255
Accretion of debt discount as interest	23,736	3,553
Changes in operating assets and liabilities:
Accounts payable	(800)	22,441
Accrued expenses	–	55,977
Net cash used in operating activities	(11,564)	(13,131)
Cash flows used in investing activities:
Cash advanced to related parties, net	–	(7,459)
Net cash used in investing activities	–	(7,459)
Cash flows provided by financing activities:
Proceeds from issuance of notes payable	–	30,000
Net cash provided by financing activities	–	30,000
Net (decrease) increase in cash	(11,564)	9,410
Cash at beginning of period	19,132	269
Cash at end of period	$7,568	$9,679
Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–
Non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock:
Notes payable - related parties	$–	$(157,438)
Notes payable	$–	$(10,000)
Accrued interest	$–	$(45,815)
Additional paid in capital	$300	$–
Common stock issuable	$–	$213,253
Conversion of contractor liabilities and amounts due to related parties to common stock:
Contractor liabilities	$–	$(175,000)
Due to related parties	$–	$(19,218)
Common stock issuable	$–	$194,218
Common stock issued as debt discount on notes payable:
Notes payable (debt discount)	$–	$(18,750)
Common stock issuable	$–	$18,750

See accompanying notes to these unaudited condensed financial statements.

DMC BEVERAGE CORP.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Presentation

These unaudited financial statements should be read in conjunction with the 2014 audited annual financial statements included in the amended Annual Report on Form 10 K/A, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 21, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,568 and $19,132 in cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity–Based Payments to Non-Employees. "Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended March 31, 2015.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2015.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses of $45,956 for the three months ended March 31, 2015. The Company had an accumulated deficit of $6,153,018 at March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, its ability to continue to raise investment capital, and to implement its business plan.  No assurance can be given that the Company will be successful in these efforts.

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

Recent Accounting Pronouncements

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

Note 2 – Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Machinery and equipment	$17,910	$17,910

Office equipment	5,562	5,562

	23,472	23,472

Less accumulated depreciation	(14,566)	(13,774)

Property and equipment, net	$8,906	$9,698

Depreciation expense was $792 for the three months ended March 31, 2015 and 2014.

Management periodically reviews the valuation of long-lived assets for potential impairments. Management has not recognized an impairment of these assets to date, and does not anticipate any negative impact from known current business developments.

Note 3 – Coupon Reimbursement Liabilities

At March 31, 2015 and December 31, 2014 coupon reimbursement liabilities totaled $231,757. Amounts included in the account were coupon redemptions received by third party coupon clearing houses and submitted to the Company for payment. Upon being unpaid by the Company, the third party coupon clearing houses charged redemption amounts back to the customers of the Company. The customers then billed the Company for the coupon amounts not honored. During the year ended December 31, 2104, the amount of $73,187 was deemed to be expired and credited to operating expenses.

Note 4 – Line-of-Credit and Notes Payable – Related Parties

At March 31, 2015 and December 31, 2014, a line-of-credit and notes payable to related parties consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated November 1, 2009, in the amount of $23,963, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	$23,963	$23,963

Promissory note under a line of credit agreement payable to Susanne Woods, a shareholder of the Company, dated February 18, 2011, in the amount of $10,000, bearing interest at 18% and was due on December 31, 2011. The note is in default and is accruing interest at a default rate of 36% since the date of default.	10,000	10,000

Promissory note to Sean McBride, a shareholder of the Company, dated January 2, 2012, in the amount of $79,500, bearing interest at 8% and was due on June 30, 2012. The note is in default and is accruing interest at a default rate of 15% since the date of default.	79,500	79,500

Promissory note to Rick and Cyndi DeGarlais, shareholders of the Company, dated June 23, 2013, in the amount of $5,000, bearing interest at 60% and is due the earlier of June 23, 2014 or upon the Company receiving $500,000 in funding from a lender.	5,000	5,000

Promissory note to Robert Paladino, a shareholder of the Company, dated June 27, 2014, in the amount of $32,000, which bears no interest and is due upon the Company receiving $500,000 in funding from a lender.	32,000	32,000

Convertible promissory note to John Wittler, a shareholder and former officer of the Company, dated December 31, 2014, in the amount of $48,000, which bears interest at 6% per annum, is due March 31, 2015, and is convertible into common stock of the Company at a 50% discount to the average closing bid price during the fourteen days preceding the date of conversion. The note has been discounted by its beneficial conversion feature of $24,263 at December 31, 2014 and a further $23,737 at March 31, 2015. As at March 31, 2015, no discount remained.	48,000	24,263

Total	198,463	174,726

Less current portion	(198,463)	(174,726)

Line-of-credit and notes payable - related parties, net of current portion	$–	$–

Note 5 – Notes Payable

At March 31, 2015 and December 31, 2014, notes payable to unrelated parties consisted of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Convertible promissory note to David Sample dated April 27, 2012, in the amount of $50,000, bearing interest at 18% and was due on October 27, 2012. The note is in default and is accruing interest at a default rate of 24% since the date of default. The note is convertible at the option of the lender into shares of the Company's common stock at a conversion rate of $0.10 per share.	$50,000	$50,000

Total	50,000	50,000
Less current portion	(50,000)	(50,000)
Notes payable, net of current portion	$–	$–

Note 6 – Related Party Transactions

As of December 31, 2012, the Company had advanced $13,450 to Donald Mack, its Chief Executive Officer and a Director, for amounts that will be applied to expenses in future periods or will be applied against payables due to Mr. Mack. During the year ended December 31, 2014 and the year ended December 31, 2013, the Company advanced an additional $8,623 and $29,280, respectively, to the Officer and Director. As at March 31, 2015 and December 31, 2014, the total amount of the advances, including accrued interest, of $43,573, was applied against accrued salaries owed to the Officer and Director.

At December 31, 2013, the Company had amounts due to related parties of $19,218 which are due to Rob Paladino and George Gamble. During the year ended December 31, 2014, this amount has been converted into 48,046 shares of the Company’s restricted common stock. During the year ended December 31, 2014, Mr. Paladino loaned an additional $1,400 to the Company and $1,200 of them has been converted into 120,000 shares. The loan, with a balance of $200 as at March 31, 2015 and December 31, 2014, is non-interest bearing and is due on demand.

Note 7 – Stockholders’ Deficit

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

During the year ended December 31, 2014, the Company agreed to issue an aggregate of 37,500 shares of its restricted common stock in conversion of $15,000 of notes payable and accrued interest, and received $10,000 for the proceeds from sales of common stock of 1,975,000 shares. The total of 2,012,500 shares valued at $34,750 remains unissued at March 31, 2015 and is included in the equity section of the balance sheet as common stock issuable.

Stock Options

The following summarizes options outstanding at December 31, 2012 and option activity for the years ended December 31, 2013 and 2014 and the three months ended March 31, 2015:

				Weighted
	Common Stock Options Outstanding			average
	Employees and			exercise
	Directors	Non-employees	Total	price

Outstanding at December 31, 2012	1,766,037	1,305,000	3,071,037	$0.170

Options granted	–	–	–	–

Options exercised	(240,000)	–	(240,000)	0.001

Options cancelled or expired	–	–	–	–

Outstanding at December 31, 2013	1,526,037	1,305,000	2,831,037	0.186

Options granted	–	–	–	–

Options exercised	(488,679)	–	(488,679)	0.002

Options cancelled or expired	(330,000)	–	(330,000)	0.001

Outstanding at March 31, 2015 and December 31, 2014	707,358	1,305,000	2,012,358	$0.260

The following table summarizes information with respect to stock options outstanding and exercisable by employees and directors at March 31, 2015:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$0.0001	330,000	7.84	$0.0001	$3,267	60,000	$0.0001	$594
$0.0053	377,358	3.96	$0.0053	1,774	377,358	$0.0053	1,774
	707,358		$0.0029	$5,041	437,358	$0.0046	$2,368

A vested amount of the options of $300 was expensed as stock-based compensation for the three months ended March 31, 2015.

As of March 31, 2015, there were unrecognized compensation costs of $4,587 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.09 years as of March 31, 2015. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The following table summarizes information with respect to stock options outstanding and exercisable by non-employees at March 31, 2015:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value

$0.40	1,305,000	6.14	$0.40	$–	1,305,000	$0.40	$–

Note 8 – Commitments and Contingencies

Security Interests in Common Stock

As of March 31, 2015 and December 31, 2014, related party note holders held security interests in 20,000 shares of the Company’s common stock as collateral to notes payable totaling $5,000.

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

At March 31, 2015 and December 31, 2014, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished. The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract. Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract. The current liability has been recorded in full in the financial statements, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

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

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC. The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our amended Annual Report on Form 10-K/A, as filed on April 21, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

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

CoolJuice is an all-natural, gluten-free, vitamin and calcium fortified 100% juice blend family with zero artificial ingredients, sweeteners or preservatives sold in both the chilled juice/dairy case and the ambient juice aisle:

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

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

The Company had no revenues for the three months ended March 31, 2015 and 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 were $11,857 compared to $133,917 for the three months ended March 31, 2014, a decrease of $122,060 or 91%. The decrease in expenses during 2015 was attributable to decreased activity by the Company.  Selling, general and administrative expenses incurred during the three months ended March 31, 2015 consisted of: (i) audit, accounting, legal and other professional fees of $9,759 (2014: $28,000); (ii) stock option expenses of $300 (2014: $600); and (iii) other overhead expenses of $1,798 (2014: $4,567).

Our net loss from operations for the three months ended March 31, 2015 was $11,857 as compared to $133,917 for the three months ended March 31, 2014.

Net Loss

Other expenses incurred during the three months ended March 31, 2015 included: interest expense of $34,100 (2014: $27,808), offset by interest income of $1 (2014: $226).

Our net loss for the three months ended March 31, 2015 was $45,956 compared to $161,499 for the three months ended March 31, 2014.

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

For the three months ended March 31, 2015, we funded our operations from our cash reserves, while for the three months ended March 31, 2014, we funded our operations through borrowings from third parties. Our principal use of funds during the three months ended March 31, 2015 has been for general corporate expenses.  Management believes that based on the current level of operations and cash flow from operations, the Company will not have sufficient liquidity to fund anticipated expenses and other commitments for the next twelve months.

Liquidity and Capital Resources during the Three Months ended March 31, 2015 compared to the Three Months ended March 31, 2014

As of March 31, 2015, we had cash of $7,568 and a deficit in working capital of $1,450,137. The Company used cash in operations of $11,564 for the three months ended March 31, 2015 compared to cash used in operations of $13,131 for the three months ended March 31, 2014. The cash used in operating activities for the three months ended March 31, 2015 was primarily attributable to the Company's net loss of $45,956, offset by depreciation of $792, stock option expense of $300, interest accrued on notes payable of $10,364, accretion of debt discounts as interest of $23,736, and increased from net changes in operating assets and liabilities of $800.  Cash used in operations for the three months ended March 31, 2014 was primarily attributable to the Company's net loss of $161,499, offset by depreciation of $792; stock-based compensation of $40,750; stock option expense of $600; interest accrued on notes payable of $24,255; accretion of debt discounts as interest of $3,553; and net changes in operating assets and liabilities of $78,418.

Cash used in investing activities was $0 and $7,459 for the three months ended March 31, 2015 and 2014, respectively, and consisted entirely of advances to related parties.

Cash from financing activities was $0 and $30,000 for the three months ended March 31, 2015 and 2014, respectively.  Cash from in financing activities for the three months ended March 31, 2014 included $30,000 of proceeds from the issuance of notes payable.

At March 31, 2015, we had a cash balance of $7,568. We anticipate cash needs of approximately $75,000 to sustain our current level of operations. We are currently evaluating sources to raise capital. Until we are able to raise capital, we will rely on loans from shareholders and third parties to fund our operations. Any such sales of equity or debt securities are not certain and may not occur. Should we be able to raise the necessary capital, we plan to spend approximately $2,500,000 in the next twelve months to carry out our business plan in manufacture and distributing the CoolJuice product. We presently do not have sufficient financing to enable us to complete these activities and will require additional financing to continue our business plan in the future. Our actual expenditures on these activities will depend on the amount of funds we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing.

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

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

During the quarter ended March 31, 2015, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2014 contained in our Form 10-K/A as filed with the SEC on April 21, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not  effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

At March 31, 2015 and December 31, 2014, included in accounts payable there were balances due to C.H. Robinson Worldwide, Inc., Echo Global Logistics and Golden 100/Jouge Inc. of $154,390, $64,699 and $96,147, respectively. These entities have initiated legal proceedings. The debt to C.H. Robinson is transportation debt of 60+ days under which the payable was uncovered when funding diminished. The debt to Echo Global is a disputed transportation debt regarding their failure to perform under the contract. Golden 100/Jouge is a disputed debt regarding their failure to share expenses under the contract. The current liability has been recorded in full in the financial statements, but no estimation of final outcome for accrued interest, legal costs or other judgment costs resulting from the legal proceedings has been evaluated or accrued.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2015, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company is in default with several of its note-holders as reflected below and disclosed within this report in Notes 4 and 5 of the Notes to the Financial Statements dated March 31, 2015.

Susanne Woods	$23,963
Susanne Woods	10,000
Sean McBride	79,500
David Sample	50,000
$163,463

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit 31*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DMC Beverage Corp.

Date: May 20, 2015	By:	/s/ Donald G. Mack
Donald G. Mack
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Donald G. Mack
Donald G. Mack
Chief Financial Officer (Principal Financial Officer)

